Form 10-Q
period 1996-06-30
ONEWAVE INC
filed 1996-08-13
CIK 1011255

                                  FORM 10 - Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C   20549

                            ----------------------



              X  Quarterly report pursuant to Section 13 or 15(d)
             ---
                of the Securities Exchange Act of 1934 for the
                    quarterly period ended June 30, 1996 or

             ___ Transition report pursuant to Section 13 or 15(d)

                of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

                        Commission File Number: 0-20789

                                 OneWave, Inc.
                                 -------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                  04-3249618
                  --------                                  ----------
      (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     One Arsenal Marketplace, Second Floor, Watertown, Massachusetts 02172
     ---------------------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (617) 923-6500
                                                           --------------

                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES______      NO    X
                                                      ---

 As of July 31, 1996 there were 14,757,770 shares of Common Stock outstanding.

                                 ONEWAVE, INC.



                               Table of Contents



                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets at June 30, 1996 and
          December 31, 1995.                                        3

         Condensed Statements of Operations for the three
          months and six months ended June 30, 1996 and 1995.       4


         Condensed Statements of Cash Flows for the six months
          ended June 30, 1996 and 1995.                             5


         Notes to Condensed Financial Statements.                   6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.            7



PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                  11

         Item 2. Changes in Securities                              11

         Item 3. Default Upon Senior Securities                     11

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                            11

         Item 5. Other Information                                  11

         Item 6. Exhibits and Reports on Form 8-K                   11

Signatures                                                          12

                                 OneWave, Inc.
                           Condensed Balance Sheets

Part I. Financial Information
- -----------------------------
                               ( In thousands )
Item 1. Financial Statements.

                                                                                     Pro Forma
                                                           Audited       Unaudited   Unaudited
                                                         December 31,    June 30,     June 30,
                                                             1995          1996        1996
                                                         ------------    ---------   ---------
               Assets

Current Assets:
  Cash and cash equivalents                              $        105   $     855    $ 42,395
  Accounts receivable, net                                      1,909       2,807       2,807
  Inventories                                                     292         395         395
  Prepaid expenses and other current assets                       157         885         885
                                                         ------------   ---------    --------

   Total current assets                                         2,463       4,942      46,482

Property and Equipment, net                                       163       2,425       2,425
                                                         ------------   ---------    --------

    Total assets                                         $      2,626   $   7,367    $ 48,907
                                                         ============   =========    ========


     Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                       $        576   $   2,286    $  2,286
  Note payable to a bank                                            -       2,000           -
  Other current liabilities                                     3,576       3,583       3,583
  Deferred revenue                                                278         386         386
                                                         ------------   ---------    --------

   Total current liabilities                                    4,430       8,255       6,255

Notes Payable to Stockholders                                   1,000           -           -

Redeemable Convertible Preferred Stock                              -       7,380           -

Stockholders' Equity (Deficit):
  Preferred stock                                                   -       1,200           -
  Common stock                                                     11          10          15
  Additional paid-in capital                                    1,231       6,404      58,519
  Note receivable from executive officer                            -      (2,560)     (2,560)
  Deferred compensation                                          (167)       (135)       (135)
  Accumulated deficit                                          (3,879)    (13,187)    (13,187)
                                                         ------------   ---------    --------
   Total stockholders' equity (deficit)                        (2,804)     (8,268)     42,652

   Total liabilities and stockholders' equity
     (deficit)                                           $      2,626   $   7,367    $ 48,907
                                                         ============   =========    ========


  The accompanying notes are an integral part of these financial statements.

                                 OneWave, Inc.
                      Condensed Statements of Operations
                     (In thousands, except per share data)

                                                            Unaudited                                  Unaudited
                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                            --------------------------------------    ------------------------------------------
                                                  1995                   1996              1995                      1996
                                            ----------------        --------------    ----------------          ----------------
 Revenues:
   Software license and maintenance           $        -              $     2,217        $         43               $     2,927
   Consulting and education services                   598                    935                 971                     2,606
                                            ---------------         --------------    ----------------          ----------------
    Total revenues                                     598                  3,152               1,014                     5,533

Cost of Revenues:
   Software license and maintenance                    -                      321                  22                       610
   Consulting and education services                   407                    844                 579                     1,818
                                            ---------------         --------------    ----------------          ----------------
    Total cost of revenues                             407                  1,165                 601                     2,428
                                            ---------------         --------------    ----------------          ----------------
    Gross profit                                       191                  1,987                 413                     3,105

Operating Expenses:
   Selling, general and administrative                 313                  2,421                 650                     4,122
   Research and development                            139                    953                 314                     1,352
   Compensation to executive officer                   -                     (612)                -                       6,903
                                            ---------------         --------------    ----------------          ----------------
    Total operating expenses                           452                  2,762                 964                    12,377
                                            ---------------         --------------    ----------------          ----------------
    Operating loss                                    (261)                  (775)               (551)                   (9,272)

Interest Expense, net                                  (17)                   (18)                (17)                      (36)
                                            ---------------         --------------    ----------------          ----------------
    Net loss                                  $       (278)            $     (793)        $      (568)               $   (9,308)
                                            ===============         ==============    ================          ================
Net Loss per Common and Common
   Equivalent Share                           $      (0.02)            $    (0.06)        $     (0.05)               $    (0.71)
                                            ===============         ==============    ================          ================
Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                                      13,141                 13,141              12,585                    13,141
                                            ===============         ==============    ================          ================

        The accompanying notes are an integral part of these financial statements.

                                OneWave, Inc.
                       Condensed Statements of Cash Flow
                                (in thousands)

                                                                                                      Unadited
                                                                                                    Six Months Ended
                                                                                                      June 30,
                                                                                          --------------------------------
                                                                                               1995              1996
                                                                                          --------------     -------------
Cash Flows from Operating Activities:
        Net loss                                                                          $      (568)       $    (9,308)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
                Compensation expense to executive officer                                           -              6,903
                Deferred compensation expense                                                       -                 31
                Depreciation and amortization of property and equipment                            15                217

        Change in operating assets and liabilities:
                Trade and other receivables                                                      (464)              (898)
                Inventory                                                                           -               (103)
                Prepaids and other current assets                                                  (2)              (728)
                Accounts payable                                                                 (139)             1,710
                Other current liabilities                                                         131             (2,554)
                Deferred revenue                                                                   81                108
                                                                                          ------------       ------------
                Net cash used in operating activities                                            (946)            (4,622)

Cash Flows from Investing Activities:
        Purchases of property and equipment                                                       (35)            (2,478)
                                                                                          ------------       ------------
                Net cash used in investing activities                                             (35)            (2,478)

Cash Flows from Financing Activities:
        Proceeds from note payable to a bank                                                        -              2,000
        Proceeds from ( payments on ) notes payable to stockholders                             1,000             (1,000)
        Proceeds from Issuance of redeemable convertible preferred stock                            -              6,780
        Proceeds from Issuance of convertible preferred stock                                                      5,970
        Retirement of common stock                                                                  -             (6,000)
        Proceeds from the exercise of employee stock options                                        -                100
                                                                                          ------------       ------------
                Net cash provided by financing activities                                       1,000              7,850

Net Increase in Cash and Cash equivalents                                                          19                750

Cash and Cash Equivalents, beginning of period                                                      -                105
                                                                                          ------------       ------------



Cash and Cash Equivalents, end of period                                                  $        19        $       855
                                                                                          ============      =============




Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                                $         -        $        84
                                                                                          ============       ============
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of note receivable from executive officer                                      $         -        $     2,560
                                                                                          ============       ============

   The accompanying notes are an integral part of these financial statements

                                 OneWave, Inc.
                         Notes to Financial Statements
                                  (Unaudited)


1.   Basis of Presentation:

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 ( No. 333-04235) as filed with the Securities and Exchange Commission.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations for the reported 1996 periods are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1996.


2.   Computation of Net Loss Per Common and Common Equivalent Share

Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") all common and common equivalent shares and other potentially dilutive instruments (including stock options, redeemable convertible preferred stock and convertible preferred stock) issued during the twelve month period prior to the public offering date have been included in the calculation as if they were outstanding for all periods prior to the date of the Company's initial public offering (IPO).

3.   Subsequent Events

In July 1996, the Company completed its initial public offering of 3,750,000 shares of its common stock, of which 3,000,000 were sold by the Company and 750,000 were sold by certain of the Company's stockholders. The offering price was $16.00 per share and the net proceeds were approximately $43,540,000, net of underwriting discounts, commissions and other offering costs. Simultaneously, all outstanding shares of preferred stock were automatically converted into common stock. In July 1996, the Company used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

4.   Pro Forma Presentation

The unaudited pro forma balance sheet as of June 30, 1996 reflects the actual balance sheet as of June 30, 1996 adjusted for the effects of, (i) net proceeds of $43,540,000 from the issuance of 3,000,000 shares of common stock at $16.00 per share from the IPO, (ii) the repayment of a $2,000,000 note payable to a bank and (iii) the automatic conversion of all outstanding shares of Series B redeemable convertible preferred stock and Series C convertible preferred stock into an aggregate of 1,688,074 shares of common stock, upon the completion of the IPO in July 1996.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the Company's Form S-1 ( No. 333-04235) as filed with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled " Certain Factors that may Affect Future Results" below.

OVERVIEW:

OneWave, Inc. ( "OneWave" or the "Company"), formerly Business@Web, Inc., is a provider of "web-enabled" software for the development and deployment of mission-critical business applications across an organization's disparate information technology systems and the extension of those applications to Intranets and the Internet.

RESULTS OF OPERATIONS:

Revenues:
- ---------

Total revenues increased $2,554,000 to $3,152,000 for the three months ended June 30, 1996 from $598,000 for the comparable quarter in 1995. The increase was due primarily to the introduction and expansion of the Company's product offering, including the Openscape(TM) product line and consulting and education services. For the three months ended June 30, 1996, software license and maintenance revenues represented 70% of total revenues with the remaining 30% from consulting and education services, compared with 100% from consulting and education revenues for the comparable prior year period.

Total revenues increased $4,519,000 to $5,533,000 for the six months ended June 30, 1996 from $1,014,000 for the comparable period in 1995. The increase was due primarily to the introduction and expansion of the Company's product offering, including the Openscape(TM) product line and consulting and education services. For the six months ended June 30, 1996, software license and maintenance revenues represented 53% of total revenues with the remaining 47% from consulting and education services compared with 4% and 96%, respectively for the comparable prior year period.

Gross profit:
- -------------

Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a related party, distribution costs and product support costs. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the three months ended June 30, 1996, total gross profit increased to 63% of total revenue from 32% of total revenues for the comparable prior year period. For the three months ended June 30, 1996, the gross profit percentage for license and maintenance revenues and consulting and education services was 86% and 10% respectively. For the comparable prior year quarter, no software license and maintenance revenues were generated and the gross profit percentage for consulting and education services was 32%. The increase in total gross profit percentage from the comparable prior year quarter, is primarily attributable to the mix of revenues between license and maintenance revenues and consulting and education services. The decrease in gross profit percentage for consulting and education services from the comparable prior year quarter, is attributable to a greater portion of services revenues generated by consulting services which has a lower gross profit percentage than education services and an increase in consulting and education personnel during the three months ended June 30, 1996.

For the six months ended June 30, 1996, total gross profit increased to 56% of total revenue from 41% of total revenues for the comparable prior year period. For the six months ended June 30, 1996, the gross profit percentage for license and maintenance revenues and consulting and education services was 79% and 30% respectively. For the comparable prior year six month period, the gross profit percentage for license and maintenance revenues and consulting and education services was 49% and 40% respectively. The increase in total gross profit percentage from the comparable prior year quarter, is primarily attributable to the mix of revenues between license and maintenance revenues and consulting and education services. The increase in gross profit percentage for license and maintenance revenues is attributable to a higher gross profit achieved on revenues from Openscape(TM) products compared to prior year license and maintenance revenues generated by reselling third party licenses and maintenance. The decrease in gross profit percentage for consulting and education services from the comparable prior year six month period, is attributable to a greater portion of services revenues generated by consulting services which has a lower gross profit percentage than education services and an increase in consulting and education personnel during the six months ended June 30, 1996.


Selling, General and Administrative Expenses:
- ---------------------------------------------

Selling, general and administrative expenses consist of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses increased to $2,421,000 for the three months ended June 30, 1996 from $313,000 for the comparable prior year period, representing 77% and 52% of total revenues, respectively. Selling, general and administrative expenses increased to $4,122,000 for the six months ended June 30, 1996 from $650,000 for the comparable prior year period, representing 74% and 64% of total revenues, respectively. The total dollar increase for the three and six month periods reflects the Company's increased sales, marketing and distribution efforts through increased headcount and related staffing expenditures as well as specific marketing and advertising programs. The Company expects selling, general and administrative expenses to continue to increase throughout 1996 and future periods.

Research and Development Expenses:
- ----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. To date, the Company has expensed all software development costs as incurred. Research and development expenses increased to $953,000 for the three months ended June 30, 1996 from $139,000 for the comparable prior year period, representing 30% and 23% of total revenues, respectively. Research and development expenses increased to $1,352,000 for the six months ended June 30, 1996 from $314,000 for the comparable prior year period, representing 24% and 31% of total revenues, respectively. The total dollar increase for the three and six month periods is attributable to increased headcount and related costs and the purchase of technology rights during the second quarter of 1996. The increases reflect the Company's efforts to enhance the functionality of its products. The Company believes that it will be necessary to make continued significant expenditures on research and development to remain competitive.

Compensation to Executive Officer:
- ----------------------------------

During the three months ended March 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Chief Executive Officer for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the Chief Executive Officer to secure his services as the Company's Chief Executive Officer. In accordance with generally accepted accounting principles, the

Company recorded a non-cash expense of $7,515,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the Chief Executive Officer for the shares of common stock that he purchased and the fair market value of those shares at that time: (ii) $1,000,000, relating to a payment received by the Chief Executive Officer from one of the Company's controlling stockholders: and
(iii) $755,000, representing the then current value of a payment guaranty that such stockholder agreed to make to the Chief Executive Officer in the event of a decline in the value of certain stock appreciation rights held by the Chief Executive Officer on capital stock of his former employer. During the three months ended June 30, 1996, the value of the guaranty declined due to an increase in the value of the stock appreciation rights and accordingly the Company recorded a favorable credit of $612,000. In the event of fluctuations in the value of these stock appreciation rights, the Company may record additional non-cash credits or charges through September 30, 1996.

Interest Expense, Net:
- ----------------------

For the three and six months ended June 30, 1996 the Company recorded interest expense, net of $18,000 and $36,000, respectively. The expense is comprised of interest on the Company's $1,000,000 notes payable to stockholders and $2,000,000 under its note payable to a bank, offset by interest income of $17,000 and $48,000 respectively on the Company's cash and cash equivalents.
The Company repaid in full the notes payable to stockholders and secured term note with a bank in March 1996 and July 1996, respectively.


Liquidity and Capital Resources:
- --------------------------------

In July 1996, the Company completed its initial public offering of 3,750,000 shares of its common stock of which 3,000,000 shares were sold by the Company and 750,000 shares were sold by certain of the Company's stockholders. The public offering price was $16.00 per share and the net proceeds to the Company were approximately $43,540,000, net of underwriting discounts, commissions and other offering costs. Upon consummation of the IPO, all outstanding shares of preferred stock were automatically converted into common stock. The Company used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

In February 1996, the Company entered into a financing agreement with a bank. The agreement provides for a revolving line of credit of up to $2,500,000, subject to certain limitations, and an equipment line of credit up to $500,000 for purchases of new equipment. As of June 30, 1996, the Company had no outstanding balances under the revolving line of credit or the equipment line of credit.

The Company's operating activities utilized cash and cash equivalents of approximately $4,622,000 for the six month period ending June 30, 1996.

The Company's investing activities, which consisted of purchases of property and equipment associated with the increases in headcount and the move to a new facility in March 1996, utilized cash and cash equivalents of approximately $2,478,000 for the six month period ending June 30, 1996.

The Company's financing activities provided cash and cash equivalents of approximately $7,850,000 for the six month period ending June 30, 1996, primarily from private issuance of equity securities and borrowings under its notes payable with a bank. The proceeds generated from the issuance of convertible preferred stock were used to retire common stock. The borrowings under its note payable with a bank were repaid in full in July 1996.

The Company has agreed to loan an executive officer up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase of 960,000 shares of the Company's common stock from a significant stockholder for a purchase price less than its then fair market value. The Company believes that it will fund the amounts under the loan agreement in the first quarter of 1997. The Company has no other significant commitments other than obligations under its operating leases.

The Company currently anticipates that the net proceeds of the IPO, existing cash balances and borrowings under the Company's bank agreement will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 18 months. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products or services, to respond to competitive pressures or to acquire complementary businesses or technologies. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include limited operating history, potential fluctuations in quarterly results, recent introduction of Openscape(TM) products; new releases, developing market; unproven acceptance of the Company's products, dependence on the Internet, competition, new product development, risk of software defects, reliance on strategic relationships, management of growth, dependence on key personnel, evolving distribution strategy, proprietary technology; intellectual property, dependence on third-party technology, product liability and risks associated with global operations which are discussed in the section entitled
" Risk Factors " on page 5 of the Company's prospectus dated July 2, 1996 contained in the Company's registration statement on Form S-1 ( No. 333-04325). Upon request, the Company will provide a copy of the prospectus without charge.

PART II - OTHER INFORMATION



     Item 1. Legal Proceedings

              None

     Item 2. Changes in Securities

              None


     Item 3. Default Upon Senior Securities

              None

     Item 4. Submission of Matters to a Vote of Security Holders

              None

     Item 5. Other Information

              None

     Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibit 11
                      Statement regarding computation of earnings per share

              (b) Reports on Form 8 K
                      None

              (c) Exhibit 27
                      Financial Data Schedule

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  August 12, 1996

                                        OneWave, Inc.
                                        (Registrant)




                                        /S/ Klaus P. Besier
                                        ---------------------

                                        Klaus P. Besier
                                        Chairman and Chief Executive Officer


                                        /S/ Mark J. Gallagher
                                        ----------------------

                                        Mark J. Gallagher
                                        Principal Financial Officer