Form 10-Q
period 1996-09-30
ONEWAVE INC
filed 1996-11-13
CIK 1011255

                                  FORM 10 - Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C   20549

                          --------------------------




              X   Quarterly report pursuant to Section 13 or 15(d)
             --- of the Securities Exchange Act of 1934 for the
                 quarterly period ended September 30, 1996 or

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


                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X             NO
                              -----             -----

As of October 28, 1996 there were 14,813,832 shares of Common Stock outstanding.

                                 OneWave, Inc.

                               Table of Contents

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Item 1.  Condensed Financial Statements

Condensed Balance Sheets at December 31, 1995 and September 30, 1996.     3

Condensed Statements of Operations for the three months and nine
 months ended September 30, 1995 and 1996.                                4

Condensed Statements of Cash Flows for the nine months ended
 September 30, 1995 and 1996.                                             5

Notes to Condensed Financial Statements.                                  6

Item 2.  Management's Discussion and Analysis of Financial Conditions
 and Results of Operations.                                               7


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 11

Item 2. Changes in Securities                                             11

Item 3. Default Upon Senior Securities                                    11

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 5. Other Information                                                 11

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12

                                 OneWave, Inc.
                           Condensed Balance Sheets

                                (In thousands)
Part I. Financial Information
-----------------------------

Item 1. Financial Statements.

                                                  December 31,    September 30,
                                                      1995            1996
                                                  ------------    -------------
                Assets

Current Assets:
  Cash and cash equivalents                        $     105      $       9,768
  Marketable securities                                   -              30,896
  Accounts receivable, net                             1,909              5,236
  Inventories                                            292                296
  Prepaid expenses and other current assets              157                547
                                                  ------------    -------------
    Total current assets                               2,463             46,743

Property and Equipment, net                              163              2,681

Capitalized Software Development Costs                    -                 265
                                                  ------------    -------------
      Total assets                                 $   2,626      $      49,689
                                                  ============    =============

  Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                                 $     576      $       2,518
  Other current liabilities                            3,576              4,774
  Deferred revenue                                       278                381
                                                  ------------    -------------
    Total current liabilities                          4,430              7,673

Notes Payable to Stockholders                          1,000                 -

Stockholders' Equity (Deficit):
  Preferred stock                                         -                  -
  Common stock                                            11                 15
  Additional paid-in capital                           1,231             58,252
  Note receivable from executive officer                  -              (2,560)
  Deferred compensation                                 (167)              (125)
  Accumulated deficit                                 (3,879)           (13,566)
                                                  ------------    -------------
    Total stockholders' equity (deficit)              (2,804)            42,016

Total liabilities and stockholders'
  equity (deficit)                                 $   2,626      $      49,689
                                                  ============    =============

  The accompanying notes are an integral part of these financial statements.

                                 OneWave, Inc.
                      Condensed Statements of Operations
                     (In thousands, except per share data)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                ---------------------------      ---------------------------
                                                    1995            1996             1995           1996
                                                -------------   -----------      ------------   ------------
 Revenues:
    Software license and maintenance            $      400      $     3,961      $        443   $      6,888
    Consulting and education services                1,629            1,373             2,600          3,979
                                                ----------      -----------      ------------   ------------
       Total revenues                                2,029            5,334             3,043         10,867

 Cost of Revenues:
    Software license and maintenance                   208              386               230            996
    Consulting and education services                1,170            1,459             1,749          3,277
                                                ----------      -----------      ------------   ------------
       Total cost of revenues                        1,378            1,845             1,979          4,273
                                                ----------      -----------      ------------   ------------

       Gross profit                                    651            3,489             1,064          6,594

 Operating Expenses:
   Selling, general and administrative                 440            3,371             1,090          7,493
   Research and development                            331            1,073               645          2,425
   Compensation to executive officer                    -              (109)               -           6,794
                                                ----------      -----------      ------------   ------------
       Total operating expenses                        771            4,335             1,735         16,712
                                                ----------      -----------      ------------   ------------

       Operating loss                                 (120)            (846)             (671)       (10,118)

 Interest Income (Expense), net                        (20)             467               (37)           431
                                                ----------      -----------      ------------   ------------
       Net loss                                 $     (140)     $      (379)     $       (708)  $     (9,687)
                                                ==========      ===========      ============   ============

Net Loss per Common and Common
   Equivalent Share                             $    (0.01)     $     (0.03)     $      (0.06)  $      (0.71)
                                                ==========      ===========      ============   ============

Weighted Average Number of Common
   and Common Equivalent Shares
    Outstanding                                     13,141           14,729            12,770         13,670
                                                ==========      ===========      ============   ============


  The accompanying notes are an integral part of these financial statements.

                                 OneWave, Inc.
                      Condensed Statements of Cash Flows
                                (In thousands)



                                                                             Nine Months Ended
                                                                                 September 30,
                                                                    -----------------------------------
                                                                         1995                1996
                                                                    -----------------    --------------
 Cash Flows from Operating Activities:
     Net loss                                                       $          (708)     $       (9,687)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
            Compensation expense to executive officer                             -               6,794
            Deferred compensation expense                                         -                  41
            Depreciation and amortization                                        27                 393

     Change in operating assets and liabilities:
            Accounts receivable                                              (1,473)             (3,327)
            Inventories                                                        (325)                 (4)
            Prepaid expenses and other current assets                          (176)               (390)
            Accounts payable                                                    546               1,942
            Other current liabilities                                         1,006              (1,360)
            Deferred revenue                                                    216                 102
                                                                   ----------------      --------------
               Net cash used in operating activities                           (887)             (5,496)

 Cash Flows from Investing Activities:
     Purchases of marketable securities                                           -             (30,896)
     Purchases of property and equipment                                        (88)             (2,911)
     Capitalized software development costs                                       -                (265)
                                                                  -----------------     ---------------
               Net cash used in investing activities                            (88)            (34,072)

 Cash Flows from Financing Activities:
     Proceeds from (payments on) notes payable to stockholders                1,000              (1,000)
     Proceeds from issuance of common stock                                       -              43,340
     Proceeds from issuance of redeemable convertible preferred sto               -               6,780
     Proceeds from issuance of convertible preferred stock                                        5,970
     Retirement of common stock                                                   -              (6,000)
     Proceeds from exercise of stock options                                      -                 141
                                                                    ---------------      --------------
               Net cash provided by financing activities                      1,000              49,231

 Net Increase in Cash and Cash equivalents                                       25               9,663

 Cash and Cash Equivalents, beginning of period                                   -                 105
                                                                    ---------------      --------------
 Cash and Cash Equivalents, end of period                           $            25      $        9,768
                                                                    ===============      ==============

 Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                         $             -      $           92
                                                                    ================     ==============
 Supplemental Disclosure of Noncash Financing Activities:
   Issuance of note receivable from executive officer               $             -      $        2,560
                                                                    ===============      ==============


   The accompanying notes are an integral part of these financial statements

                                 OneWave, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.  Basis of Presentation:

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-04235) as filed with the Securities and Exchange Commission.

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


2.  Computation of Net Loss Per Common and Common Equivalent Share

Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (" SAB No. 83") all common and common equivalent shares and other potentially dilutive instruments (including stock options, redeemable convertible preferred stock and convertible preferred stock) issued during the twelve month period prior to the public offering date have been included in the calculation as if they were outstanding for all periods prior to the date of the Company's initial public offering (IPO).


3.  Other transactions

During the quarter ending September 30, 1996, the Company obtained third party software licenses from a related party in exchange for certain source code rights previously purchased from Open Environment Corporation. The source code rights were originally purchased with the intent of embedding the technology into certain of the Company's future software products. The software licenses received and the source code rights given were deemed to be of equal value. The transaction did not impact current period financial results.


4.  Capitalized Software Costs

During the quarter ending September 30, 1996, the Company capitalized $265,000 in third party costs pertaining to the development of certain WaveApps products. The Company has elected to amortize such costs over a period of fifteen months.


5.  Marketable Securities

Marketable securities primarily consist of government bonds and commercial paper with original maturities at date of purchase beyond three months and less than twelve months. In accordance with Statement of Financial Accounting Standards No. 115, the Company classifies its marketable securities as "held-to-maturity" and therefore reports such assets at amortized cost.

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

OVERVIEW:

OneWave, Inc. ("OneWave" or the "Company"), formerly Business@Web, Inc., is a provider of "web-enabled" software for the development and deployment of mission-critical business applications across an organization's disparate information technology systems and the extension of those applications to Intranets and the Internet.

RESULTS OF OPERATIONS:

Revenues:
---------

Total revenues increased $3,305,000 to $5,334,000 for the three months ended September 30, 1996 from $2,029,000 for the comparable quarter in 1995. The increase was due primarily to the introduction and expansion of the Company's product offerings, including the OneWave/(TM)/ product line, and increased revenue from consulting and education services. For the three months ended September 30, 1996, software license and maintenance revenues represented 74% of total revenues with the remaining 26% from consulting and education services, compared with 20% and 80%, respectively for the comparable prior year period. Included within total revenue for the current quarter is the sale of $2,200,000 in OneWave software to Hewlett Packard to develop vertical retail applications in conjunction with Internet Business Solutions, Inc. (IBS). Total sales to Hewlett Packard represented 43% of total revenue for the quarter ending September 30, 1996. IBS, a joint venture between Samsung Corporation and certain of the Company's principal shareholders, also participated in a development effort of a vertical service application with another OneWave customer who accounted for 13% of total quarterly revenues.

Total revenues increased $7,824,000 to $10,867,000 for the nine months ended September 30, 1996 from $3,043,000 for the comparable period in 1995. The increase was due primarily to the introduction and expansion of the Company's product offerings, including the OneWave/(TM)/ product line, and increased revenue from consulting and education services. For the nine months ended September 30, 1996, software license and maintenance revenues represented 63% of total revenues with the remaining 37% from consulting and education services compared with 15% and 85%, respectively, for the comparable prior year period.

Gross profit:
-------------

Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a related party, distribution costs and product support costs. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the three months ended September 30, 1996, total gross profit increased to 65% of total revenues from 32% of total revenues for the comparable prior year period. For the three months ended September 30, 1996, the gross profit percentage for license and maintenance revenues was 90% and consulting and education services generated a gross loss percentage of 6%. For the comparable prior year quarter, the gross profit percentage for license and maintenance revenues was 48% and the gross profit percentage for consulting and education services was 28%. The increase in total gross profit percentage from the comparable prior year quarter, is primarily attributable to the mix of revenues between license and maintenance revenues and consulting and education services. The increase in gross profit percentage for license and maintenance revenues compared to prior year is attributable to a higher gross profit achieved on revenues from OneWave/(TM)/ products compared to prior year license and maintenance revenues generated by reselling third party licenses and maintenance. The decrease in gross profit percentage for consulting and education services from the comparable prior year quarter, is attributable to a greater portion of services revenues involving third-party service providers, an increase in consulting and education personnel and a decrease in the number of educational seminars provided. During the three months ended September 30,1996, the Company recorded a $2,000 loss on a contract performed by a third party which accounted for 33% of total third quarter consulting and education revenue. Additionally, there were a number of new employees hired at the end of the second quarter whose related costs were included in third quarter cost of revenue, but who were substantially engaged in the Company's orientation and training process.

For the nine months ended September 30, 1996, total gross profit increased to 61% of total revenue from 35% of total revenues for the comparable prior year period. For the nine months ended September 30, 1996, the gross profit percentage for license and maintenance revenues and consulting and education services was 86% and 18% respectively. For the comparable prior year nine month period, the gross profit percentage for license and maintenance revenues and consulting and education services was 48% and 33% respectively. The increase in total gross profit percentage from the comparable prior year quarter is primarily attributable to the mix of revenues between license and maintenance revenues and consulting and education services. The increase in gross profit percentage for license and maintenance revenues compared to prior year is attributable to a higher gross profit achieved on revenues from OneWave/(TM)/ products compared to prior year license and maintenance revenues generated by reselling third party licenses and maintenance. The decrease in gross profit percentage for consulting and education services from the comparable prior year nine month period is attributable to a greater portion of services revenues involving third-party service providers, an increase in consulting and education personnel and a decrease in the number of educational seminars provided.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses increased to $3,371,000 for the three months ended September 30, 1996 from $440,000 for the comparable prior year period, representing 63% and 22% of total revenues, respectively. Selling, general and administrative expenses increased to $7,493,000 for the nine months ended September 30, 1996 from $1,090,000 for the comparable prior year period, representing 69% and 36% of total revenues, respectively. The total dollar increase for the three and nine month periods reflects the Company's increased efforts within the areas of sales, marketing and distribution. Particularly, there have been increases in headcount and related staffing expenditures as well as the introduction of specific marketing and advertising programs. The Company expects selling, general and administrative expenses to continue to increase throughout 1996 and future periods.

Research and Development Expenses:
----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. To date, the Company has expensed all internal software development costs as incurred. During the three months ended September 30,1996, the Company capitalized $265,000, or 20% of total R&D expenditures, in third party costs pertaining to the development of certain WaveApps products. Despite the capitalization of the aforementioned costs, research and development expenses increased to $1,073,000 for the three months ended September 30, 1996 from $331,000 for the comparable prior year period, representing 20% and 16% of total revenues, respectively. Research and development expenses increased to $2,425,000 for the nine months ended September 30, 1996 from $645,000 for the comparable prior year period, representing 22% and 21% of total revenues, respectively. The total dollar increase for the three and nine month periods is attributable to increased headcount and related costs as well as the purchase of technology rights . The increases reflect the Company's efforts to enhance the functionality of its products. The Company believes that it will be necessary to make continued significant expenditures on research and development to remain competitive.

Compensation to Executive Officer:
----------------------------------

During the three months ended March 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Chief Executive Officer for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the Chief Executive Officer to secure his services as the Company's Chief Executive Officer. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $7,515,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the Chief Executive Officer for the shares of common stock that he purchased and the fair market value of those shares at that time; (ii) $1,000,000, relating to a payment received by the Chief Executive Officer from one of the Company's controlling stockholders; and (iii) $755,000, representing the then current value of a payment guaranty that such stockholder agreed to make to the Chief Executive Officer in the event of a decline in the value of certain stock appreciation rights held by the Chief Executive Officer on capital stock of his former employer. During the three months ended September 30, 1996, the value of the guaranty declined due to an increase in the value of the stock appreciation rights. Accordingly, the Company recorded a favorable credit of $109,000 for the quarter. In September 1996, the Chief Executive Officer exercised the stock appreciation rights. No future non-cash credits or charges will be recorded related to these stock appreciation rights.

Interest Income (Expense), Net:
-------------------------------

For the three and nine months ended September 30, 1996 the Company recorded net interest income of $467,000 and $431,000, respectively. The interest income is a result of interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the comparable prior year periods, the Company recorded interest expense,net of $20,000 and $37,000, respectively. The expense was related to interest on notes payable to stockholders which has been repaid in full by the Company.

Liquidity and Capital Resources:
--------------------------------

In July 1996, the Company completed its initial public offering of 3,750,000 shares of its common stock of which 3,000,000 shares were sold by the Company and 750,000 shares were sold by certain of the Company's stockholders. The public offering price was $16.00 per share and the net proceeds to the Company were approximately $43,340,000, net of underwriting discounts, commissions and other offering costs. Upon consummation of the IPO, all outstanding shares of
preferred stock were automatically converted into common stock.   The Company
used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

In February 1996, the Company entered into a financing agreement with a bank. The agreement provides for a revolving line of credit of up to $2,500,000, subject to certain limitations, and an equipment line of credit up to $500,000
for purchases of new equipment.   As of September 30, 1996, the Company had no
outstanding balances under the revolving line of credit or the equipment line of credit.

The Company's operating activities utilized cash and cash equivalents of approximately $5,496,000 for the nine month period ending September 30, 1996.

The Company's investing activities, which consisted of investments in software development, purchases of property and equipment and investments in short-term marketable securities, utilized cash and cash equivalents of approximately $34,072,000 for the nine month period ending September 30, 1996. The purchases of property and equipment were related to increases in headcount and the move to a new facility in March 1996.

The Company's financing activities provided cash and cash equivalents of approximately $49,231,000 for the nine month period ending September 30, 1996, primarily from public and private issuance of equity securities and borrowings under its notes payable with a bank. The proceeds generated from the issuance of convertible preferred stock were used to retire common stock. The borrowings under its note payable with a bank were repaid in full in July 1996.

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

The Company currently anticipates that the net proceeds of the IPO, existing cash balances and borrowings under the Company's bank agreement will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 1997. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products or services, to respond to competitive pressures or to acquire complementary
businesses or technologies.   There can be no assurance that additional
financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include limited operating history, potential fluctuations in quarterly results, recent introduction of OneWave/(TM)/ products, delays in development or product releases, changes in the market for the Company's products and services, slowdown in the rate of acceptance of the Company's products, dependence of the Company's business on the Internet, competition, development of competing products, risk of software defects, disproportionate reliance on strategic relationships, difficulties in management of growth, dependence on key personnel, evolving distribution strategy, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, product liability and risks associated with global operations which are discussed in the section entitled "Risk Factors" on page 5 of the Company's prospectus dated July 2, 1996 contained in the Company's registration statement on Form S-1 ( No. 333-04325). Upon request, the Company will provide a copy of the prospectus without charge.

PART II - OTHER INFORMATION



     Item 1. Legal Proceedings

          None

     Item 2. Changes in Securities

          None


     Item 3. Default Upon Senior Securities

          None

     Item 4. Submission of Matters to a Vote of Security Holders

          None

     Item 5. Other Information

          John Burke, the Vice President of Sales, has come to a mutual decision with OneWave to leave the Company to pursue new opportunities.

          Due to a lack of market demand, the Company has decided to delay and possibly cancel the release of the virtual database product until a future period.

      Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit 11
                 Statement regarding computation of earnings per share

          (b) Reports on Form 8 K
                 None

          (a) Exhibit 27
                 Financial Data Schedule

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  November 8, 1996

                                OneWave, Inc.
                                (Registrant)




                                ---------------------------------------

                                Klaus P. Besier
                                Chairman and Chief Executive Officer



                                ---------------------------------------

                                Mark J. Gallagher
                                Principal Financial Officer