Form 10-K405
period 1996-12-31
ONEWAVE INC
filed 1997-03-28
CIK 1011255

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-20789

                               ----------------

                                 ONEWAVE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                             04-3249618
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


 ONE ARSENAL MARKETPLACE, WATERTOWN, MA                 02172
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 923-6500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 26, 1997 was $11,232,651.

  The number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 26, 1997 was 14,991,878.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement dated April 7, 1997 for the Annual Meeting of Stockholders to be held on May 7, 1997 is incorporated by reference into Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT RESULTS" ON PAGE 16 OF THIS FORM 10-K.

                                    PART I

ITEM 1. BUSINESS.

  OneWave, Inc. ("OneWave" or the "Company"), a Delaware corporation, was incorporated in January 1994. OneWave(TM) is an Internet software and services company dedicated to unifying disparate information systems and building integrated business solutions. OneWave technology serves as a common software environment for accessing existing mainframes, databases and client/server systems, and extending new business processes across the traditional boundaries of the enterprise. OneWave utilizes and supports industry standards and emerging technologies, and works closely with top consulting firms and technology providers to ensure expertise in areas critical to a complete solution.

  The Company's products are designed for high-volume and real-time performance capabilities through the utilization of standard Internet protocols; component-based, object-oriented technology; a scaleable, multi-tier architecture and an intuitive point-and-click development environment. The Company believes that its products and services can enable organizations to achieve significant competitive advantages by increasing responsiveness to changing business conditions, and exploiting the low cost, flexibility and ease-of-use of Internet technologies.

  In light of OneWave's experience in the marketplace during the second half of 1996, the Company has recently adjusted its sales and marketing approach, offering to provide its customers with a combination of consulting services and software necessary to deliver a comprehensive solution which addresses the customers' business problems. The Company believes that, in the long term, this change in approach will result in increased market penetration. However, revenues will likely be reduced in the short term as the Company makes its transition to the new sales and marketing approach.

BUSINESS BACKGROUND

 Business Reengineering and the Use of Information Technology

  In response to increased competitive pressures, businesses in recent years have engaged in the extensive reengineering of critical business processes. To date, these reengineering efforts have primarily focused on realizing productivity and efficiency gains within internal business processes, such as finance, order entry, manufacturing and resource planning. Businesses have begun to shift the focus of their reengineering efforts from internal to external business processes, such as supply chain and distribution channel management. A key enabler of reengineering efforts has been the deployment and effective use of IT systems to manage critical business processes and information. Historically, most organizations addressed their IT requirements through legacy systems, which are highly customized, proprietary mainframe or mini-computer systems. The limitations of legacy systems, such as cost and lack of flexibility, have led organizations to utilize powerful and relatively inexpensive personal computers and networking technologies to deploy departmental client/server IT systems for the next generation of IT solutions.

  Organizations' ability to develop and deploy effective, enterprise-wide business applications has been limited by the proliferation of disparate IT systems. The lack of interoperability across different systems has introduced inefficiencies by creating islands of information which are inaccessible from certain systems within an organization. Such problems are dramatically compounded when organizations attempt to extend business applications to connect their IT systems with the disparate IT systems of their "extended enterprise", including customers, suppliers, distributors and business partners.

 The Emergence of the Internet and Intranets

  The recent emergence of the World Wide Web ("Web") and Internet technologies offers businesses the opportunity to significantly improve collaboration and communication both within the enterprise and with the extended enterprise. Unlike current legacy and client/server IT solutions, Internet technologies enable data exchange and collaboration based on cost-effective, easily deployable and non-proprietary technology. The Company believes that businesses will be able to realize substantial productivity and efficiency gains by using the Internet to conduct business transactions with key audiences of the extended enterprise. The Company also believes that organizations will realize significant gains by deploying "Intranets", which are internal networks that utilize the same Internet technologies and protocols. Intranets exploit the openness, ease-of-use and cross-platform functionality of Internet technologies to facilitate information dissemination, communication and collaboration within the enterprise.

  The Company believes that demand exists for a solution which not only integrates business applications with legacy systems, client/server systems and databases, but also seamlessly extends those applications across the enterprise to internal users via Intranets or to users in the extended enterprise utilizing Internet technologies.

THE ONEWAVE SOLUTIONS

  The Company delivers solutions which leverage OneWave products and which enable organizations to integrate their existing information systems and develop and deploy business applications which take advantage of the low cost, ease-of-use and flexibility of Internet technologies. The Company's products and services allow organizations to reach beyond the enterprise and conduct new, dynamic and interactive transactions with key audiences in the extended enterprise.

  . Services: The Company now offers customers a phased, fixed-cost/fixed-schedule approach to the delivery of a complete software solution to solve their business problems. In the first phase, OneWave will work closely with the customer on a limited "project scoping engagement" or "Internet Solution Workshop", in which OneWave will become familiar with the customer's challenges, and the customer will become educated on the OneWave architecture and approach to solving business problems. The next phases in the solutions delivery process are "design", "development" and "deployment". At each phase, OneWave will make a firm, fixed schedule proposal for the next phase, and an estimate of the likely costs for the next succeeding phase. The Company expects that future software revenue will generally be recognized at the deployment phase of solutions. This services-led approach to product sales is expected to result in services revenue becoming the predominant component of total revenue.

  . Technology: The Company's solutions are based on a distributed component architecture employing a multi-tier client/server infrastructure, where presentation, functionality and data access are developed and deployed as independent layers. In this multi-tier architecture, each tier may be expanded in a modular fashion by adding components which are reusable and shareable across applications. Client-based components are processed by the OneWave Client and the server-based components are run using the OneWave Application Integration Server ("AIS") product (formerly named "Openscape Distributed Web Engine"). Components can be partitioned, or split apart, placing the appropriate application logic on the server or client. The Company has also enhanced its products to support applets developed in Java.

  OneWave's distributed component architecture allows many disparate back-end information systems to be "plugged-in" to the same application framework. For example, OneWave products allow development of an application with seamless access to data from both an SAP R/3 system and a mainframe database. Access to each system is provided through the AIS, which regulates, manages and secures all traffic from the clients. The OneWave Extensions ("Extensions") provide pre-configured connectivity to each back-end system accessed by the AIS. The particular software required to integrate with a target back-end IT system need only reside on the server with the Extension, which simplifies licensing and management, ensures version control, and eliminates the need for installation of such integration software on the client machine. OneWave Extensions also may be used to support access to data or applications which are compliant with connectivity standards such as Microsoft's OLE (Object Linking and Embedding) and the Open Software Foundation's DCE (Distributed Computing Environment). The Company intends to develop and release additional Extensions to address its Customers' demand for connectivity to additional systems, where the magnitude of such demand justifies the resource expenditure required.

THE ONEWAVE STRATEGY

  OneWave's business strategy is based on the following key elements:

  Services-Led Approach to Sales. The Company's sales strategy has evolved from a software-led model to a services-led model since the OneWave AIS was released in June 1996. The AIS is an integration environment, and therefore its capabilities may only be demonstrated in conjunction with application software. As a result, the Company introduced "WaveApps", a set of limited application programs. WaveApps were used by the Company as a product demonstration vehicle, and were also offered to customers at no charge as "starter kits" which could be customized and implemented by the customer. OneWave also experienced demand for its services, and believes that the delivery of services together with software can result in more successful customer implementations of the Company's products. As a result, the Company has introduced a "Proof of Concept" package, consisting of development software and consulting services necessary to enable the customer to create a small scale functioning solution, with the expectation that a limited but successful experience would lead to future product sales. Management believes that, over the long term, the Company could achieve greater success by providing additional services along with its products. During the first quarter of 1997, the Company adjusted its direct sales model by changing its focus to delivering complete solutions, comprised of both products and services. The Company believes that short term revenues will likely be reduced while the Company makes its transition to a new sales approach and seeks to develop its business under this new model.

  Release New Products to Integrate Emerging Technologies. The Company's products may be used to access a wide variety of environments and applications. Due to the modular nature of the Company's core technology, the Company can rapidly develop Extensions, specific add-on products which enable communication with proprietary environments, such as SAP R/3 and PeopleSoft, as appropriate, and integrate new capabilities such as improved security mechanisms and Java applets. The Company intends to release new products based upon input from significant customers and alliance partners.

  Leverage Relationships with Technology Companies and Customers. The Company believes that a key element to the success of delivering a complete Web-enabled business solution is to leverage the use of its technologies through the development of strategic relationships with leading technology companies and large customers. To this end, the Company has developed relationships with third-party systems integrators such as Hewlett-Packard Company's Professional Services Organization and members of the "big six" accounting firms, ERP software application vendors such as PeopleSoft, Inc., and other technology providers such as NEC Corporation and Sterling Commerce, Inc. These strategic relationships should provide the Company with the opportunity to market its products to a large installed base of organizations in need of Web-enabling and integration technology for their current IT infrastructure.

  Develop Multiple Channels of Distribution. To reach a broad potential customer base, the Company believes that it must develop multiple distribution channels. The Company anticipates that its direct sales force will focus on the services-led model described above. The Company also intends to develop relationships with technology companies that wish to integrate the OneWave solution with their products. As an example of success in this area, Sterling Commerce, Inc., a supplier of EDI software, has released "WebLink", an offering which features OneWave products integrated with the Sterling GENTRAN product as a combined offering which enables EDI trading partners to engage in EDI transactions over the Web. In addition, the Company and NEC Corporation have integrated NEC's workflow product with the AIS. The combined offering allows multiple applications and IT environments to participate in integrated workflow processes over the Internet. Over time, the Company plans to extend the depth and breadth of its market penetration by augmenting its direct selling efforts and strategic relationships with additional indirect distribution channels, including Value-Added Resellers ("VARs") and application vendors.

ONEWAVE PRODUCTS AND SERVICES

  Deployment Products. The Company's deployment architecture enables reusable components to be managed, stored and accessed across an enterprise; provides organizations with the flexibility to create applications on demand through a Web server; and encrypts application data for transmission over an Intranet or the Internet. All of the products described below are currently available.

  Application Integration Server. The OneWave AIS(TM) is a server-based product that provides an environment for application integration. The AIS manages all network communications in OneWave applications and facilitates the appropriate levels of security for applications on the Internet. Because all OneWave runtime clients access information via the AIS, third-party networking or client software is only necessary on the application server, and not on Internet client machines. Other key features of the AIS include: multi-threaded operation for high-performance and scaleability; the ability to facilitate communications encrypted using RSA Data Security, Inc. technology; and the ability to support single log-on for systems which integrate multiple enterprise applications and databases. The Company has also integrated NEC's workflow product that plugs into the AIS; this integrated solution allows multiple applications, platforms and organizations to participate in integrated workflow processes over the Internet.

  Client. The OneWave runtime Client (the "Client") is a freely distributable runtime library that allows Intranet or Internet users to execute OneWave user interfaces within leading Web browsers. The Client also allows OneWave visual components to run in other desktop applications, such as Visual Basic and Lotus Notes. In addition, the Client facilitates secure communications over the Internet to and from OneWave visual components. Other key features of the Client include: 16-bit and 32-bit platform support; the exposure of visual components such as Netscape plug-ins, ActiveX Internet controls or Desktop OLE objects; the ability of individual users to restrict downloaded applications from performing unwanted actions (such as local file access); and facilitation of secure, encrypted Internet connections with the AIS. OneWave's AIS also supports Java applets.

 Development Products

  The Company's development products are designed to facilitate the rapid development of multi-tiered enterprise, Intranet and Internet applications from a single platform. Except as otherwise noted, all of the products described below are currently available.

  OneWave Enterprise. OneWave Enterprise(TM) provides a single environment for building all tiers of a distributed enterprise, Intranet or Internet business application. OneWave Enterprise includes the Workbench, the Visual Component Builder, the Extension for OLE Automation and the Extension for Open Database Connectivity ("ODBC"). The Workbench stores and manages multiple applications while providing the ability to share and reuse components between applications. The Visual Component Builder provides a point-and-click development environment for the creation of reusable graphical user interface screens. The Visual Component Builder's integrated development environment, with application programming and debugging features, provides the ability to write application code in a language which is compatible with Microsoft's Visual Basic. Application components built with the Visual Component Builder can also incorporate off-the-shelf user interface controls, such as Microsoft's ActiveX controls, and can integrate with off-the-shelf productivity applications, such as Microsoft Excel and Lotus Notes. The Extension for OLE Automation automatically imports function and interface information from existing OLE Automation servers. The Extension for ODBC provides graphical database browsing and query-building capabilities for quickly exposing ODBC-compliant data sources as logical components.

  OneWave Extensions. OneWave Extensions(TM) communicate with targeted back-end systems using each system's native protocols, while providing a single, standard interface to the end-users of integrated OneWave business applications. The following environments are currently accessible via
Extensions: Open Software Foundation's DCE, ODBC, OLE Automation, SAP R/3, Borland's Entera and PeopleSoft systems.

 Application Products

  WaveApps. During the second half of 1996, the Company developed limited application products used for demonstrating the capabilities of its development tools and the AIS. These "WaveApps" are OneWave visual components designed to meet the needs of customers who use the SAP or Peoplesoft ERP systems. WaveApps provide customers with a "starter kit" of functionality which may be further tailored to meet their needs. The Company offers the WaveApps as part of the standard OneWave development product bundle.

 Product Support and Maintenance

  The Company offers a wide range of customer support options which can be packaged to meet the specific needs of customers and business partners. The Company provides technical support to customers, distributors and strategic partners throughout the implementation cycle of a OneWave solution as well as on an ongoing basis. Support service offerings include direct telephone consulting support by experienced technical account representatives, toll-free telephone customer support, 24-hour pager access, e-mail and fax support, and Internet access to product information. The Company offers maintenance support services for an annual fee based upon the Company's then-current list price license fee of the licensed products. In addition, this maintenance fee entitles customers to receive software enhancements to their licensed versions of software.

 Consulting Services

  The Company's consulting services are designed to deliver, and to assist the customer in creating complete, comprehensive, effective business solutions which utilize the Company's products and technology. The Company offers its services on a fixed-price/fixed-schedule basis. The range of services offered includes Internet Solutions Workshops ("ISWs"), scoping, design, development, and implementation of the Company's products and comprehensive solutions. An important aspect of the Company's consulting service strategy is to leverage the skills and market reach of the Company's alliance partners. OneWave believes that its services can play a significant role in generating demand for its products by demonstrating their capabilities and advantages in the context of the delivery of business solutions.

STRATEGIC RELATIONSHIPS

  The Company is actively developing a network of strategic relationships to accelerate the adoption of the Company's products and to assist the Company in delivering complete business solutions to its customers. The Company believes that these relationships will allow it to leverage the broad expertise of third party integrators and to extend the Company's market reach. OneWave, in turn, offers these systems integrators a focused expertise in the integration of software application systems and the extension of those systems to the customer's extended enterprise. For example, OneWave has worked with Hewlett-Packard Company's Professional Services Organization to create a vertical retail application for use by Nobody Beats The Wiz, Inc. using OneWave's technology.

  The Company is actively seeking VAR or OEM relationships with software application vendors. For instance, the Company has worked with Sterling Commerce to develop and release a combined product offering that enables EDI trading partners to effect EDI transactions over the Web, using OneWave's AIS and Sterling's GENTRAN products. In addition, NEC and OneWave have integrated OneWave's products with NEC's workflow product, and the resulting Web-enabled Workflow product was released during 1996.

CUSTOMERS AND MARKETS

  The Company has sold software, consulting services and education services to customers in a wide variety of industries. In 1996, one strategic alliance partner (Hewlett-Packard Company) accounted for 24% of the Company's revenue, as a result of a variety of transactions involving the utilization of OneWave software products and services.

RESEARCH AND DEVELOPMENT

  The Company believes that its future growth will depend, in part, on its ability to enhance its OneWave product line, develop new products, maintain technological leadership, and satisfy continually changing customer requirements for Web-based applications. The Company's Engineering group is responsible for product architecture, development, functionality, quality assurance, and for compliance with emerging industry standards, additional third-party application packages and leading database management systems. OneWave intends to work with its larger customers and alliance partners to develop and release new products which address validated business needs, and which have the potential to address broad markets.

  The Company has made substantial investments in product development and technology integration. The OneWave product line has been developed primarily by the Company's internal development staff. Certain technologies also have been purchased and integrated into OneWave products. The Company's expenditures for research and development during the 1994, 1995 and 1996 fiscal years were $894,000, $3,182,000 and $3,525,000, respectively.

  During the second half of 1996, the Company extended the functionality of its products, by adding support for UNIX server platforms, building an additional Extension for PeopleSoft applications, and enabling its products to accommodate Japanese character sets and to work in conjunction with Java applets. The Company also created several "WaveApps", application "starter kits" that provide customers with components developed for SAP and Peoplesoft environments which have limited functionality, and which may be tailored and enhanced to meet the customers' needs. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

COMPETITION

  The market for Internet-based technologies is new, intensely competitive and subject to rapid technological change. The Company expects competition to persist and intensify in the future. The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current and potential competitors include, among others: software companies which offer proprietary all-in-one development tools, such as Dynasty Technologies, Inc., Forte Software, Inc., NeXT Software, Inc., BEA Systems, Inc. and Gradient Technologies, Inc.; established client/server tools and database vendors who may transfer their technology to take advantage of the Internet, such as Borland International, Inc., ParcPlace-Digitalk, Inc., Oracle Corporation, Informix Software, Inc., Centura Software Corporation and Sybase, Inc.; companies which develop electronic commerce and automated service software products and services, such as Edify Corporation, Connect Inc., Sterling Commerce, Inc., Harbinger Corporation, Open Market, Inc. and Premenos Technology Corporation; major systems vendors such as Digital Equipment Corporation, International Business Machines Corporation and Sun Microsystems, Inc.; packaged application developers such as The Baan Company, Peoplesoft, Inc., SAP America, Inc., Marcam Corporation, J.D. Edwards & Company, Inc., and vendors such as NetDynamics, Inc. and HAHT Software, Inc. who offer solutions to Web-enable those packaged applications; software industry leaders such as Microsoft Corporation and Netscape Communications Corporation; solutions/services companies such as Sapient Corporation and Cambridge Technology Partners; and emerging alliances between industry participants such as the alliances between Microsoft and SAP; Digital, MCI and Microsoft; GE and Netscape; and Netscape, Oracle, IBM and Sun Microsystems.

  The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, many current and potential competitors have greater financial or management resources, name recognition, or more extensive customer bases that could be leveraged, thereby potentially reducing the Company's market share. The Company expects to face additional competition as other established and emerging companies enter the market for Internet-based technologies and solutions, and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Current and potential competitors may also be more successful than the Company in having their products or technologies accepted as industry standards. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain and retain support for the Company's products and services. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

  The principal factors affecting the market for the Company's products and services are: ease of applications development, deployment, integration and management; expertise in delivering solutions; functionality and features; product architecture; product performance, reliability and scaleability; product quality; expertise in functional areas and in systems implementation; price; customer support; and product management. The Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors. The failure to compete successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

PROPRIETARY TECHNOLOGY

  The Company relies on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other means to protect its proprietary rights in its products. All products are distributed in object code form only, and all end-user license agreements prohibit the reverse engineering or decompiling of the Company's software. The Company has filed applications for registration of its various trademarks. There can be no assurance that any trademark or patent applications will result in issued patents or trademarks or that, if issued, such patents or trademarks would be upheld if challenged.

  There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology, or that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

  There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not the subject of any legal action alleging the infringement of any copyright or trademark rights of any person or of any violation of trade secrets or other proprietary rights claimed by any third party relating to the Company or the Company's products, nor is the Company aware of any threatened litigation with regard thereto. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

  The Company believes that, due to the rapid pace of technological innovation for software products, its ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

  Certain of the Company's products contain software that is licensed to OneWave by third parties. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software could result in shipment delays or reductions until equivalent software could be independently developed or licensed from a third party and integrated into the Company's products, which could materially adversely affect its business, operating results and financial condition.

EMPLOYEES

  As of March 26, 1997, OneWave had a total of 127 employees. The Company's future success depends in significant part upon the continued service of its key technical, consulting, and senior management personnel, and its continuing ability to attract and retain highly qualified technical, services, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial, services and technical employees or that it will be able to attract and retain additional and highly technical, services and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

  In order for OneWave to fully exploit the market opportunity for its products and services, an effective planning and management process is required. The Company's growth and the industry's rapid rate of change has placed, and is expected to continue to place a significant strain on managerial, operational and financial resources. The senior members of the Company's management team joined OneWave during 1996. In addition, many of the Company's development and engineering staff were only recently hired and in the second half of 1996 the Company experienced significant reduction in its senior management staff. To manage its growth, OneWave must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's future operating results also will depend on its ability to expand its product development capabilities and sales and marketing organizations; implement and manage new distribution channels to penetrate different and broader markets and expand its support organization commensurate with the increasing base of its installed products. If OneWave is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES.

  The Company leases approximately 26,000 square feet of office space in Watertown, Massachusetts under a five-year lease agreement which commenced in March 1996. Depending on its future growth, the Company may need to expand its existing facilities or obtain additional space prior to the end of 1997. Management believes that adequate facilities for expansion will be available, if necessary, at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

  In the normal course of its operations, the Company is subject to performance under contracts and has certain legal actions and contingencies pending. However, in Management's opinion, any such outstanding matters would not have a material, adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

 Market Information

  The Company's Common Stock, $.001 par value ("Common Stock") has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on July 2, 1996 and currently trades under the symbol "OWAV." The following table sets forth the high and low of the closing sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                               MARKET PRICES (1)
                                                               -----------------
       1996 FISCAL QUARTERS                                      HIGH     LOW
       --------------------                                    -----------------
       Third (from July 2).................................... $  18.00 $  12.75
       Fourth................................................. $  17.25 $   7.00

--------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Holders

  The number of record holders of the Company's Common Stock as of March 26, 1997 was approximately 78.

 Dividends

  The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1996 and December 31, 1995. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company, including the Notes thereto, included elsewhere in this Annual Report. The statement of operations data set forth below for the period from inception (January 19, 1994) to December 31, 1994, and for the fiscal years ended December 31, 1995 and 1996, and the balance sheet data as of December 31, 1994, 1995 and 1996, are derived from the Company's audited financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this report. The historical results are not indicative of the results of operations to be expected in the future.

                                    JANUARY 19, 1994   YEAR ENDED   YEAR ENDED
                                     (INCEPTION) TO   DECEMBER 31, DECEMBER 31,
                                    DECEMBER 31, 1994     1995         1996
                                    ----------------- ------------ ------------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license and
   maintenance.....................      $   --         $ 2,151      $  8,106
  Consulting and education
   services........................          --           3,919         5,098
                                         -------        -------      --------
    Total revenues.................          --           6,070        13,204
Cost of Revenues:
  Software license and
   maintenance.....................          --             717         1,517
  Consulting and education
   services........................          --           2,684         4,001
                                         -------        -------      --------
    Total cost of revenues.........          --           3,401         5,518
    Gross profit...................          --           2,669         7,686
Operating Expenses:
  Selling, general and
   administrative..................          286          2,108        10,565
  Research and development.........          894          3,182         3,529
  Compensation to executive
   officer.........................          --             --          6,794
                                         -------        -------      --------
    Total operating expenses.......        1,180          5,290        20,888
                                         -------        -------      --------
    Operating loss.................       (1,180)        (2,621)      (13,202)
Interest (Expense) Income, net.....          --             (77)          953
                                         -------        -------      --------
  Net loss before income taxes.....       (1,180)        (2,698)      (12,249)
Income Tax Expense.................          --             --             95
                                         -------        -------      --------
  Net loss.........................      $(1,180)       $(2,698)     $(12,344)
                                         =======        =======      ========
Pro Forma Net Loss per Common and
 Common Equivalent Share...........                     $  (.21)     $   (.88)
                                                        =======      ========
Pro Forma Weighted Average Number
 of Common and Common Equivalent
 Shares Outstanding................                      12,872        13,961
                                                        =======      ========
                                                   DECEMBER 31,
                                    -------------------------------------------
                                          1994            1995         1996
                                    ----------------- ------------ ------------
BALANCE SHEET DATA:
Cash, cash equivalents and
 marketable securities.............      $   --         $   105      $ 40,050
Working capital (deficit)..........         (932)        (1,967)       36,471
Total assets.......................           63          2,626        46,151
Stockholders' equity (deficit).....         (868)        (2,804)       39,737

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

  The Company was incorporated in Delaware in January 1994 (under the name Object Power, Incorporated) and changed its name to Business@Web, Inc. in February 1996 and to OneWave, Inc. in June 1996. In 1994, the Company focused on research and development and did not generate revenues. In 1995, the Company generated revenues primarily through the reselling of software licenses of a related party, providing the associated maintenance, and providing consulting and education services. These revenues contributed to the funding of increased research and development and the creation of market awareness for its OneWave product line (the Company previously sold its product under the OpenScape name). The Company began shipping OpenScape products in late December 1995. Total revenues from the sale of OpenScape products in 1995 were $609,000, which included a sale to Hewlett-Packard Company of $490,000, or 80% of total 1995 OpenScape revenues. For the year ended December 31, 1996, the Company generated total revenues of $13,204,000, of which $8,106,000, or 61%, were software license and maintenance revenues and $5,098,000, or 39%, were consulting and education services revenues. OneWave products accounted for 78% of total software license and maintenance revenues for the year ended December 31, 1996. The balance of software license and maintenance revenues for the year ended December 31, 1996 was generated through reselling third-party software licenses and maintenance. In 1996, the Company primarily sold its products through alliance partners and its direct sales force. Alliance partners generated 47% of 1996 revenue, primarily through a limited number of large software license sales. The direct sales channel generated 51% of 1996 revenue. The direct sales model did not develop into a predictable source of revenue during 1996. The remaining 2% of 1996 revenue was primarily generated from value added resellers.

  Included in revenues generated from alliance partners during 1996 were $2,920,000 of software license and $514,000 of consulting services revenues associated with the development of vertical applications in conjunction with Internet Business Solutions, Inc. (IBS). IBS provided up to 100% of the funding of the purchase of software licenses and consulting services in return for certain rights in the developed applications. IBS is a related party. See
Note 6 (d) of Notes to the Consolidated Financial Statements.

  In January 1997, the Company changed its direct sales strategy to a solutions based model. This model differs from the prior direct sales model in that the Company now intends to provide customers with a turnkey software solution to a business problem, rather than with a software architecture which allows the customer to build the software solution. Management believes that in the long term the solutions based model will be more effective than the Company's prior sales strategy, there can be no assurance as to its success. However, revenues will likely be reduced in the short term as the Company changes its approach to sales, revises its methods for delivering services and solutions, and delays the generation of revenue from software licenses until the complete solutions are delivered to customers.

  The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets and technologies. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies, commercialize products and services which incorporate such technologies, and achieve market acceptance for its OneWave products. There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date and its ability to generate significant revenues is subject to substantial uncertainty. The limited operating history of the Company makes the prediction of future results of operations difficult and therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability. The Company has incurred net losses since inception and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock may be materially adversely affected.

RESULTS OF OPERATIONS:

  The following table sets forth certain operational data as a percentage of total revenues for the years ended December 31, 1995 and 1996. The table does not set forth such operational data for the period from inception to December 31, 1994, as the Company did not generate revenues in such period and therefore such information is not meaningful.

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                             ----------------
                                                              1995      1996
                                                             ------    ------
   Revenues:
     Software license and maintenance.......................     35 %      61 %
     Consulting and education services......................     65        39
                                                             ------    ------
       Total revenues.......................................    100       100
   Cost of Revenues:
     Software license and maintenance.......................     12        12
     Consulting and education services......................     44        30
                                                             ------    ------
       Total cost of revenues...............................     56        42
       Gross profit.........................................     44        58
   Operating Expenses:
     Selling, general and administrative....................     35        80
     Research and development...............................     52        26
     Compensation to executive officer......................     --        51
                                                             ------    ------
       Total operating expenses.............................     87       157
       Operating loss.......................................    (43)      (99)
   Interest (Expense)/Income, net...........................     (1)        7
                                                             ------    ------
     Net loss before income taxes...........................    (44)      (92)
   Income Tax Expense.......................................     --         1
                                                             ------    ------
     Net loss...............................................    (44)%     (93)%
                                                             ======    ======

1996 COMPARED TO 1995

 Revenues:

  Total revenues increased $7,134,000 to $13,204,000 in 1996 from $6,070,000 in 1995. The increase was due primarily to the introduction and expansion of the Company's product offerings, including the OneWave(TM) (formerly OpenScape) product line, and increased revenue from consulting and education services. For the fiscal year ended December 31, 1996, software license and maintenance revenues represented 61% of total revenues with the remaining 39% resulting from consulting and education services, compared with 35% and 65%, respectively, for the comparable prior year. During 1996, the Company executed its plan to develop relationships with strategic partners within the industry. These relationships generated large non-recurring software license and consulting service contracts during the year. Additionally, the Company continued to resell third-party software licenses to its customers. The resale of third-party software license and maintenance revenues increased $718,000 to $1,760,000 in 1996 from $1,042,000 in 1995. The Company has achieved only limited revenues from direct sales of OneWave products to end-users and there can be no assurance that the Company will sustain revenue growth or market acceptance for these or other products which it markets. With the inception of the Company's new solutions based direct sales strategy in 1997, management expects that consulting and education services revenues will represent a more significant percentage of revenues in future years.

 Gross profit:

  Total gross profit increased $5,017,000 to $7,686,000 in 1996 from $2,669,000 in 1995. Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a third-party vendor, distribution costs and product support costs. See Note 6(b) of the Notes to the Consolidated Financial Statements. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the year ended December 31, 1996, total gross margin increased to 58% of total revenue from 44% of total revenues for the comparable prior year period. The gross margin for software license and maintenance revenues in 1996 was 81% and the gross margin for consulting and education services revenues was 22%, compared with 67% and 32%, respectively, for the comparable prior year. The increase in total gross margin from the comparable prior year is primarily attributable to an increase in software revenue as a percentage of total revenue, since software revenues have higher profit margins. The increase in gross margin for software license and maintenance revenues compared to prior year is attributable to a higher gross profit achieved on revenues from OneWave(TM) products compared to prior year license and maintenance revenues which were primarily generated by reselling related-party licenses and maintenance. The decrease in gross margin for consulting and education services from the comparable prior year, is attributable to the continued use of third-party service providers, an increase in consulting and education personnel and a decrease in the number of educational seminars provided. Additionally, there were a number of new employees hired during the second half of the 1996 whose costs were included in cost of revenue, but who were substantially engaged in the Company's orientation and training process for the first few months of their employment. Management expects that gross margin will decline in 1997 as the Company generates a greater percentage of its total revenues from consulting service contracts. Historically, consulting services revenues have provided significantly lower gross margin than software license and maintenance revenues.

 Selling, General and Administrative Expenses:

  Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses increased to $10,565,000 for the year ended December 31, 1996 from $2,108,000 for the comparable prior year, representing 80% and 35% of total revenues, respectively. The total dollar increase of $8,457,000 in 1996 versus 1995 reflects the Company's increased selling, general and administrative expenses associated with the hiring of an experienced management team, creation of a direct sales force, the building of an IS/IT infrastructure, the move to a new leased facility and lead generation activities such as advertising and tradeshows.

 Research and Development Expenses:

  Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. To date, the Company has expensed all internal software development costs as incurred. During the year ended December 31,1996, the Company capitalized approximately $321,000, or 8% of total annual R&D expenditures, pertaining to third-party costs for the development of certain WaveApps products. Research and development expenses increased to $3,529,000 for the year ended December 31, 1996 from $3,182,000 for the comparable prior year, representing 26% and 52% of total revenues, respectively. The decrease in research and development expenses as a percentage of total revenues is attributable to the decrease in purchases of third-party developed technology and a significant increase in total revenue. The Company believes that it will be necessary to make continued significant expenditures on research and development to remain competitive.

 Compensation to Executive Officer:

  During the year ended December 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Chief Executive Officer for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the Chief Executive Officer to secure his services as the Company's Chief Executive Officer. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $6,794,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the Chief Executive Officer for the shares of common stock that he purchased and the fair market value of those shares at that time; (ii) $1,000,000, relating to a payment received by the Chief Executive Officer from one of the Company's controlling stockholders; and (iii) $34,000, representing the value of a payment guaranty that such stockholder agreed to make to the Chief Executive Officer due to the decline in the value of certain stock appreciation rights held by the Chief Executive Officer on capital stock of his former employer. No future non-cash credits or charges will be recorded related to these stock appreciation rights. See Note 9 of Notes to the Consolidated Financial Statements.

 Interest Income (Expense), Net:

  For the year ended December 31, 1996, the Company recorded net interest income of $953,000. The interest income is primarily derived from interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1995, the Company recorded net interest expense of $77,000. The expense was related to interest on notes payable to stockholders which have been repaid in full as of December 31, 1996 by the Company.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE PERIOD FROM INCEPTION (JANUARY 19, 1994) TO DECEMBER 31, 1994

 Revenues:

  In 1994, the Company focused on research and development and did not generate revenue. In 1995, the Company began generating revenues through reselling related-party software licenses and associated maintenance and providing consulting and education services. These revenues contributed to the funding of increased research and development and the creation of market awareness for its OpenScape product line. The Company began shipping OpenScape in late December 1995. Total revenues in 1995 were $6,070,000, of which 35%, or $2,151,000, were software license and maintenance revenues and 65%, or $3,919,000, were consulting and education services revenues. Software license revenues include $500,000 from a non-recurring sale of source code for an application unrelated to the OpenScape product line to a related party. See
Note 6(b) of Notes to the Consolidated Financial Statements. In 1995, OpenScape software license and maintenance revenues were $609,000, which represented 28% of total software license and maintenance revenues for the year. Total 1995 OpenScape revenues included a sale to Hewlett-Packard Company of $490,000, or 80% of total 1995 OpenScape revenues.

 Gross profit:

  The Company did not generate revenues in 1994 and therefore did not incur cost of revenues in this period. Gross margin was 44% in 1995. Gross margin for software license and maintenance costs and consulting and education services were 67% and 32%, respectively, in 1995.

 Selling, General and Administrative Expenses:

  Selling, general and administrative expenses increased to $2,108,000 in 1995 from $286,000 for the prior year. Such expenses represented 35% of total revenues in 1995. The total dollar increase in selling, general and administrative expenses reflected the Company's increased sales, marketing and distribution efforts required to grow from a development stage entity to a business generating direct sales through operations.

 Research and Development Expenses:

  Research and development expenses increased to $3,182,000 in 1995 from $894,000 for the prior year. Research and development expenses represented 52% of total revenues in 1995. Through December 31, 1995, the Company expensed all software development costs incurred. Research and development expenses in 1994 included $350,000 relating to the purchase of technology rights and $373,000 for independent contractors. The total dollar increase is attributable to increased headcount and related costs which reflect the Company's efforts to enhance the functionality of products. During 1995, the Company recorded non-recurring expenses of

$2,550,000 for purchases of technology rights to incorporate in its OpenScape products. See Note 6(b) of Notes to the Consolidated Financial Statements.

 Interest Expense, Net:

  For the year ended December 31, 1995, the Company recorded net interest expense of $77,000. This expense arose from the Company's $1,000,000 debt to stockholders. The Company did not have any outstanding debt for the period from inception to December 31, 1994.

 Liquidity and Capital Resources:

  In July 1996, the Company completed its initial public offering of 3,750,000 shares of its Common Stock of which 3,000,000 shares were sold by the Company and 750,000 shares were sold by certain of the Company's stockholders. The public offering price was $16.00 per share and the net proceeds to the Company were approximately $43,256,000, net of underwriting discounts, commissions and other offering costs. Upon consummation of the IPO, all outstanding shares of the Company's preferred stock were automatically converted into Common Stock. The Company used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

  In February 1996, the Company entered into a financing agreement with a bank. The agreement provides for a revolving line of credit of up to $2,500,000, subject to certain limitations, and an equipment line of credit up to $500,000 for purchases of new equipment. As of December 31, 1996, the Company had no outstanding balances under the revolving line of credit or the equipment line of credit.

  The Company's operating activities utilized cash and cash equivalents of approximately $5,892,000 for the year ended December 31, 1996.

  The Company's investing activities, which consisted of capitalized software development costs, purchases of property and equipment and investments in short-term marketable securities, utilized cash and cash equivalents of approximately $30,954,000 for the year ended December 31, 1996. The purchases of property and equipment were primarily related to increases in headcount and the move to a new facility in March 1996.

  The Company's financing activities provided cash and cash equivalents of approximately $49,610,000 for the year ended December 31, 1996, primarily from public and private issuance of equity securities and borrowings under its notes payable with a bank. The proceeds generated from the issuance of convertible preferred stock were used to retire Common Stock. The borrowings under its note payable with a bank were repaid in full in July 1996.

  The Company has agreed to loan an executive officer up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase of 960,000 shares of the Company's Common Stock from a significant stockholder for a purchase price less than its then fair market value. The Company believes that it will fund the amounts under the loan agreement in the first half of 1997. The Company has no other significant commitments other than obligations under its operating leases.

  The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 1997. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect, of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express Management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: ability to implement and achieve market acceptance of the Company's solutions based approach to sales, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, product development risks, new product announcements and introductions, development and promotional expenses related to the introduction of new products, changes in technology and industry standards, dependence on certain strategic partnerships, limited operating history, recent introduction of OneWave products, delays in development or product releases, changes in the market for the Company's products and services, the rate of acceptance of the Company's products and services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of competing products, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems, risk of software defects, disproportionate reliance on strategic relationships, difficulties in management of growth, dependence on key personnel, evolving distribution strategy, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information appearing under the captions "Information Regarding Directors" and "Executive Officers" in the registrant's definitive proxy statement dated April 7, 1997 relating to the Annual Meeting of Stockholders to be held on May 7, 1997 is incorporated herein by reference.

  The Company's directors and executive officers and their principal occupations are set forth below:

  NAME                                        PRINCIPAL OCCUPATION
  ----                                        --------------------
Albert Carnesale........ Provost, Harvard University
Manuel Diaz............. Vice-President of Sales and Marketing, Hewlett-Packard Company
Stephen R. Levy......... Private Investor and Consultant
Ofer Nemirovsky......... Managing Director, HVP Partners, LLC
Sundar Subramaniam...... President, Cambridge Technology Enterprises, Inc.
Klaus P. Besier......... Chairman and Chief Executive Officer, OneWave, Inc.
John S. Coviello........ Vice President of Engineering, OneWave, Inc.
Mark J. Gallagher....... Chief Financial Officer & Treasurer, OneWave, Inc.
Craig Newfield.......... General Counsel and Secretary, OneWave, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

  The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement dated April 7, 1997 relating to the Annual Meeting of Stockholders to be held on May 7, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement dated April 7, 1997 relating to the Annual Meeting of Stockholders to be held on May 7, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information appearing under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement dated April 7, 1997 relating to the Annual Meeting of Stockholders to be held on May 7, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page F-1.

  (a)(2) Schedules. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page F-1.

  (a)(3) Exhibits. Exhibits 10.1 through 10.3 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   3.1   Third Amended and Restated Certificate of Incorporation(1)
   3.2   Amended and Restated By-laws(2)
   4.1   Specimen Common Stock Certificate(2)
  10.1   1995 Stock Plan, as amended(1)
 *10.1A  Form of Incentive Stock Option Agreement under the 1995 Stock Plan
 *10.1B  Form of Non-Qualified Stock Option Agreement under the 1995 Stock Plan
  10.2   1996 Stock Plan, as amended(2)
 *10.2A  Form of Incentive Stock Option Agreement under the 1996 Stock Plan
 *10.2B  Form of Non-Qualified Stock Option Agreement under the 1996 Stock Plan
  10.3   Employee Stock Purchase Plan(1)
  10.4   Lease for One Arsenal Marketplace, Watertown, Massachusetts(1)
  10.5   Source Code License Agreement dated as of August 8, 1995 between the
         Company and InterGroup Technologies, Inc.(1)
  10.6   Software License Agreement dated as of August 8, 1995 between the
         Company and InterGroup Technologies, Inc.(1)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.6A  Agreements dated as of May 21, 1996 and May 22, 1996 amending the
         Source Code License Agreement and Software License Agreement between the Company and InterGroup Technologies, Inc(1)
  10.7   Source Code License Agreement dated as of February 8, 1996 between the
         Company and Mentor Communications Limited(1)
  10.8   Software License Agreement dated as of August 10, 1995 between the
         Company and Mystic River Software, Inc.(1)
  10.9   Software, Education, Services Distribution Agreement dated June 21,
         1995 between the Company and Open Environment Corporation(2)
  10.10  "SAP Customization Software" Agreement dated October 1, 1995 between the Company and Open Environment Corporation(2)
  10.11  OEM Source License Agreement dated as of December 29, 1995 between the
         Company and Open Environment Corporation(2)
  10.12  Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)
  10.13  Loan Agreement dated February 16, 1996 between the Company and State
         Street Bank and Trust Company, together with Guaranty (unlimited) of
         J&S Limited Partnership(1)
  10.14  Warrant Purchase Agreement dated as of February 16, 1996 between the
         Company and SSB Investments, Inc.(1)
  10.15  Common Stock Purchase Warrant dated as of February 16, 1996 issued to
         SSB Investments, Inc.(1)
  10.16  Series B Convertible Preferred Stock Purchase Agreement dated February
         27, 1996 between the Company and Hewlett-Packard Company(1)
  10.17  Amendment to Series B Convertible Preferred Stock Purchase Agreement
         dated as of March 6, 1996 between the Company and Hewlett-Packard
         Company(1)
  10.17A Amendment No. 1 to Series B Convertible Preferred Stock Purchase
         Agreement dated as of June 7, 1996 between the Company and Hewlett-
         Packard Company(2)
  10.18  Series B Convertible Preferred Stock Purchase Agreement dated March 6,
         1996 among the Company and the purchasers named therein(1)
  10.19  Registration Rights Agreement dated March 6, 1996 among the Company and the investors named therein(1)
  10.20  Co-Sale Rights Agreement dated as of March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.21  Voting Agreement dated March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.22  Series C Convertible Preferred Stock Purchase Agreement dated as of
         March 29, 1996 among the Company and the purchasers named therein(1)
  10.23  Registration Rights Agreement dated as of March 29, 1996 among the
         Company and the investors named therein(1)
  10.24  Stock Purchase Agreement dated as of February 1996 between John J.
         Donovan and Len Hafetz(1)
  10.25  Assignment and Assumption Agreement dated as of March 15, 1996 between
         John J. Donovan and the Company(1)
  10.26  Stock Repurchase Agreement dated as of April 4, 1996 between the
         Company and James Nondorf(1)


 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.27  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and J&S Limited Partnership(1)
  10.28  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and Harrington Trust Limited as Trustee of The Appleby
         Trust(1)
  10.29  Five-Year 9% Subordinated Note dated December 29, 1995 issued to
         Harrington Trust Limited as Trustee of The Appleby Trust in the
         principal amount of $750,000(1)
  10.30  Five-Year 6% Convertible Subordinated Note dated May 3, 1995 issued to
         Harrington Trust Limited as Trustee of The Appleby Trust in the
         principal amount of $750,000(1)
  10.31  Five-Year 6% Convertible Subordinated Note dated May 3, 1995 issued to
         J&S Limited Partnership in the principal amount of $250,000(1)
  10.32  Loan Agreement dated as of March 31, 1996 between Klaus P. Besier and the Company(1)
 *11     Statement of Computation of Per Share Earnings
 *21     List of Subsidiaries
 *23.1   Consent of Arthur Andersen LLP
 *27     Financial Data Schedule

--------
(1) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.

(2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.

 * Filed herewith.

  A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED WITHOUT CHARGE BY WRITTEN REQUEST TO CRAIG NEWFIELD, ONEWAVE INC., ONE ARSENAL MARKETPLACE, WATERTOWN, MA 02172.

  (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

  (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 17.

  (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page F-1.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OneWave, Inc.


                                          By:       /s/ Klaus P. Besier
                                             ---------------------------------
                                                      KLAUS P. BESIER
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                            AND
                                                  CHIEF EXECUTIVE OFFICER

Dated: March 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Klaus P. Besier           Chairman, President      March 28, 1997
-------------------------------------   and Chief Executive
           KLAUS P. BESIER              Officer (Principal
                                        Executive Officer &
                                        Director)

        /s/ Mark J. Gallagher          Chief Financial          March 28, 1997
-------------------------------------   Officer &
          MARK J. GALLAGHER             Treasurer(Principal
                                        Financial and
                                        Accounting Officer)

        /s/ Albert Carnesale           Director                 March 28, 1997
-------------------------------------
          ALBERT CARNESALE

           /s/ Manuel Diaz             Director                 March 28, 1997
-------------------------------------
             MANUEL DIAZ

         /s/ Stephen R. Levy           Director                 March 28, 1997
-------------------------------------
           STEPHEN R. LEVY

         /s/ Ofer Nemirovsky           Director                 March 28, 1997
-------------------------------------
           OFER NEMIROVSKY

       /s/ Sundar Subramaniam          Director                 March 28, 1997
-------------------------------------
         SUNDAR SUBRAMANIAM

                                 ONEWAVE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996..............  F-3
Consolidated Statements of Operations for the Period from Inception
 (January 19, 1994) to December 31, 1994 and for the Years Ended December
 31, 1995 and 1996........................................................  F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the Period from Inception (January 19,
 1994) to December 31, 1994 and for the Years Ended December 31, 1995 and
 1996.....................................................................  F-5
Consolidated Statements of Cash Flows for the Period from Inception
 (January 19, 1994) to December 31, 1994 and for the Years Ended December
 31, 1995 and 1996........................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Report of Independent Public Accountants on Schedule......................  S-1
Schedule II--Valuation of Qualifying Accounts.............................  S-2

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OneWave, Inc.:

  We have audited the accompanying consolidated balance sheets of OneWave, Inc. (a Delaware corporation, formerly Business@Web, Inc.) as of December 31, 1995 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the period from inception (January 19, 1994) to December 31, 1994 and for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneWave, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from inception (January 19, 1994) to December 31, 1994 and for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 23, 1997

                                 ONEWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1995        1996
                                                   ----------  -----------
                      ASSETS
Current Assets:
  Cash and cash equivalents (Note 1).............. $  104,622  $12,868,496
  Marketable securities (Note 1)..................        --    27,181,222
  Accounts receivable, less reserve of $100,000
   and $283,000 at December 31, 1995 and 1996,
   respectively...................................  1,908,541    1,783,741
  Inventories (Note 1)............................    292,000      303,900
  Prepaid expenses and other current assets.......    157,333      691,735
  Due from affiliates (Note 6)....................        --        55,402
                                                   ----------  -----------
    Total current assets..........................  2,462,496   42,884,496
                                                   ----------  -----------
Property and Equipment, at cost (Note 1):
  Computer and office equipment...................    226,550    3,155,384
  Furniture and fixtures..........................        --       462,944
  Leasehold improvements..........................        --        59,964
                                                   ----------  -----------
                                                      226,550    3,678,292
  Less--Accumulated depreciation and
   amortization...................................     63,118      669,118
                                                   ----------  -----------
    Net property and equipment....................    163,432    3,009,174
                                                   ----------  -----------
Other Assets (Note 1).............................        --       256,865
                                                   ----------  -----------
    Total assets.................................. $2,625,928  $46,150,535
                                                   ==========  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable................................ $  575,575  $ 1,454,440
  Due to affiliates (Note 6)......................  2,938,086          --
  Accrued expenses (Note 9).......................    637,613    4,410,615
  Deferred revenues (Note 1)......................    278,572      548,330
                                                   ----------  -----------
    Total current liabilities.....................  4,429,846    6,413,385
                                                   ----------  -----------
Long-Term Debt to Stockholders (Note 3)...........  1,000,000          --
Commitments (Note 8)
Stockholders' Equity (Deficit) (Note 4):
  Preferred stock, $1.00 par value--
   Authorized--5,000,000 shares
   Issued and outstanding--no shares..............        --           --
  Common stock, $.001 par value--
   Authorized--50,000,000 shares
   Issued and outstanding--10,803,030 and
   14,907,696 at December 31, 1995 and 1996,
   respectively...................................     10,803       14,908
  Additional paid-in capital......................  1,230,597   58,504,913
  Note receivable from executive officer (Note
   9).............................................        --    (2,560,000)
  Deferred compensation...........................   (166,594)         --
  Accumulated deficit............................. (3,878,724) (16,222,671)
                                                   ----------  -----------
    Total stockholders' equity (deficit).......... (2,803,918)  39,737,150
                                                   ----------  -----------
    Total liabilities and stockholders' equity
     (deficit).................................... $2,625,928  $46,150,535
                                                   ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      PERIOD FROM
                                       INCEPTION
                                   (JANUARY 19, 1994)
                                           TO          YEAR ENDED    YEAR ENDED
                                      DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                          1994            1995          1996
                                   ------------------ ------------  ------------
Revenues (Note 1):
  Software license and
   maintenance...................     $       --      $ 2,150,735   $  8,106,049
  Consulting and education
   services......................             --        3,918,927      5,098,402
                                      -----------     -----------   ------------
    Total revenues...............             --        6,069,662     13,204,451
                                      -----------     -----------   ------------
Cost of Revenues (Note 1):
  Software license and
   maintenance...................             --          716,392      1,517,532
  Consulting and education
   services......................             --        2,684,216      4,001,376
                                      -----------     -----------   ------------
    Total cost of revenues.......             --        3,400,608      5,518,908
                                      -----------     -----------   ------------
    Gross profit.................             --        2,669,054      7,685,543
                                      -----------     -----------   ------------
Operating Expenses:
  Selling, general and
   administrative................         285,962       2,107,956     10,564,948
  Research and development (Note
   1)............................         894,314       3,181,972      3,528,799
  Compensation to executive
   officer (Note 9)..............             --              --       6,793,696
                                      -----------     -----------   ------------
    Total operating expenses.....       1,180,276       5,289,928     20,887,443
                                      -----------     -----------   ------------
    Operating loss...............      (1,180,276)     (2,620,874)   (13,201,900)
Interest (Expense)/Income, net...             --          (77,574)       953,284
                                      -----------     -----------   ------------
    Net loss before provision for
     income taxes................      (1,180,276)     (2,698,448)   (12,248,616)
Provision for Income taxes.......             --              --          95,331
                                      -----------     -----------   ------------
    Net loss.....................     $(1,180,276)    $(2,698,448)  $(12,343,947)
                                      ===========     ===========   ============
Pro Forma Net Loss per Common and
 Common Equivalent Share.........                     $      (.21)  $       (.88)
                                                      ===========   ============
Pro Forma Weighted Average Number
 of Common and Common Equivalent
 Shares Outstanding..............                      12,871,554     13,961,337
                                                      ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                        REDEEMABLE
                        CONVERTIBLE
                      PREFERRED STOCK
                   ----------------------
                     NUMBER
                       OF       CARRYING
                     SHARES      VALUE
                   ----------  ----------
Initial issuance
 of stock at
 inception at
 $.0015 per
 share...........         --   $      --
 Contribution
  from
  stockholders
  for purchase of
  Series A
  preferred
  stock..........         --          --
 Net loss........         --          --
                   ----------  ----------
Balance, December
 31, 1994........         --          --
 Issuance of
  common stock at
  $.0015 per
  share..........         --          --
 Issuance of
  Series A
  preferred stock
  at $1.20 per
  share..........         --          --
 Conversion of
  Series A
  preferred stock
  into common
  stock..........         --          --
 Conversion of
  long-term debt
  to stockholders
  into common
  stock at $.66
  per share......         --          --
 Deferred
  compensation
  related to
  grant of stock
  options........         --          --
 Compensation
  expense related
  to stock
  options........         --          --
 Net loss........         --          --
                   ----------  ----------
Balance, December
 31, 1995........         --          --
 Issuance of
  Series B
  redeemable
  convertible
  preferred stock
  at $5.54 per
  share, net of
  issuance costs
  of $600,000....   1,332,127   7,379,984
 Compensation
  expense to
  executive
  officer........         --          --
 Issuance of note
  receivable from
  executive
  officer........         --          --
 Issuance of
  Series C
  convertible
  preferred stock
  at $5.00 per
  share, net of
  issuance costs
  of $30,000.....         --          --
 Repurchase and
  retirement of
  common stock
  $7.50 per
  share..........         --          --
 Issuance of
  common stock at
  $16.00 per
  share related
  to initial
  public
  offering, net
  of issuance
  costs of
  $4,744,000.....         --          --
 Conversion of
  redeemable
  convertible
  preferred stock
  and convertible
  preferred stock
  into common
  stock..........  (1,332,127) (7,379,984)
 Compensation
  expense related
  to stock
  options........         --          --
 Issuance of
  common stock
  from stock
  option
  exercises......         --          --
 Deferred
  compensation
  adjustment
  related to
  termination of
  stock options..         --          --
 Net loss........         --          --
                   ----------  ----------
Balance, December
 31, 1996........         --   $      --
                   ==========  ==========
                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------------------------------------------------------------------------
                        CONVERTIBLE
                      PREFERRED STOCK          COMMON STOCK                      NOTE
                   ----------------------- ---------------------              RECEIVABLE                                  TOTAL
                     NUMBER                  NUMBER              ADDITIONAL      FROM                                 STOCKHOLDERS'
                       OF        $1.00         OF        $.001     PAID-IN     EXECUTIVE     DEFERRED   ACCUMULATED      EQUITY
                     SHARES    PAR VALUE     SHARES    PAR VALUE   CAPITAL      OFFICER    COMPENSATION   DEFICIT       (DEFICIT)
                   ----------- ----------- ----------- --------- ------------ ------------ ------------ ------------- -------------
Initial issuance
 of stock at
 inception at
 $.0015 per
 share...........         --   $      --    7,933,333   $ 7,933  $     3,967  $       --     $    --    $        --    $    11,900
 Contribution
  from
  stockholders
  for purchase of
  Series A
  preferred
  stock..........         --          --          --        --       300,000          --          --             --        300,000
 Net loss........         --          --          --        --           --           --          --      (1,180,276)   (1,180,276)
                   ----------- ----------- ----------- --------- ------------ ------------ ------------ ------------- -------------
Balance, December
 31, 1994........         --          --    7,933,333     7,933      303,967          --          --      (1,180,276)     (868,376)
 Issuance of
  common stock at
  $.0015 per
  share..........         --          --       66,667        67           33          --          --             --            100
 Issuance of
  Series A
  preferred stock
  at $1.20 per
  share..........     250,000     250,000         --        --      (250,000)         --          --             --            --
 Conversion of
  Series A
  preferred stock
  into common
  stock..........    (250,000)   (250,000)  1,666,667     1,667      248,333          --          --             --            --
 Conversion of
  long-term debt
  to stockholders
  into common
  stock at $.66
  per share......         --          --    1,136,363     1,136      748,864          --          --             --        750,000
 Deferred
  compensation
  related to
  grant of stock
  options........         --          --          --        --       179,400          --     (179,400)           --            --
 Compensation
  expense related
  to stock
  options........         --          --          --        --           --           --       12,806            --         12,806
 Net loss........         --          --          --        --           --           --          --      (2,698,448)   (2,698,448)
                   ----------- ----------- ----------- --------- ------------ ------------ ------------ ------------- -------------
Balance, December
 31, 1995........         --          --   10,803,030    10,803    1,230,597          --     (166,594)    (3,878,724)   (2,803,918)
 Issuance of
  Series B
  redeemable
  convertible
  preferred stock
  at $5.54 per
  share, net of
  issuance costs
  of $600,000....         --          --          --        --      (600,000)         --          --             --       (600,000)
 Compensation
  expense to
  executive
  officer........         --          --          --        --     6,793,696          --          --             --      6,793,696
 Issuance of note
  receivable from
  executive
  officer........         --          --          --        --           --    (2,560,000)        --             --     (2,560,000)
 Issuance of
  Series C
  convertible
  preferred stock
  at $5.00 per
  share, net of
  issuance costs
  of $30,000.....   1,200,000   1,200,000         --        --     4,770,000          --          --             --      5,970,000
 Repurchase and
  retirement of
  common stock
  $7.50 per
  share..........         --          --     (800,000)     (800)  (5,999,200)         --          --             --     (6,000,000)
 Issuance of
  common stock at
  $16.00 per
  share related
  to initial
  public
  offering, net
  of issuance
  costs of
  $4,744,000.....         --          --    3,000,000     3,000   43,253,000          --          --             --     43,256,000
 Conversion of
  redeemable
  convertible
  preferred stock
  and convertible
  preferred stock
  into common
  stock..........  (1,200,000) (1,200,000)  1,688,074     1,688    8,578,296          --          --             --      7,379,984
 Compensation
  expense related
  to stock
  options........         --          --          --        --           --           --       41,169            --         41,169
 Issuance of
  common stock
  from stock
  option
  exercises......         --          --      216,592       217      603,949          --          --             --        604,166
 Deferred
  compensation
  adjustment
  related to
  termination of
  stock options..         --          --          --        --      (125,425)         --      125,425            --            --
 Net loss........         --          --          --        --           --           --          --     (12,343,947)  (12,343,947)
                   ----------- ----------- ----------- --------- ------------ ------------ ------------ ------------- -------------
Balance, December
 31, 1996........         --   $      --   14,907,696   $14,908  $58,504,913  $(2,560,000)   $    --    $(16,222,671)  $39,737,150
                   =========== =========== =========== ========= ============ ============ ============ ============= =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               PERIOD FROM INCEPTION  YEAR ENDED    YEAR ENDED
                               (JANUARY 19, 1994) TO DECEMBER 31,  DECEMBER 31,
                                 DECEMBER 31, 1994       1995          1996
                               --------------------- ------------  ------------
Cash Flows from Operating
 Activities:
  Net loss...................       $(1,180,276)     $(2,698,448)  $(12,343,947)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities--
    Depreciation and
     amortization............            12,680           50,438        670,200
    Compensation expense to
     executive officer.......               --               --       6,793,696
    Compensation expense
     related to stock
     options.................               --            12,806         41,169
    Changes in operating
     assets and liabilities--
      Accounts receivable....               --        (1,908,541)       124,800
      Inventories............               --          (292,000)       (11,900)
      Prepaid expenses and
       other current assets..               --          (157,333)      (534,402)
      Due from affiliates....               --               --         (55,402)
      Accounts payable.......           275,000          300,575        878,865
      Due to affiliates......           656,844        2,281,242     (2,938,086)
      Accrued expenses.......               --           637,613      1,213,002
      Deferred revenues......               --           278,572        269,758
                                    -----------      -----------   ------------
        Net cash used in
         operating
         activities..........          (235,752)      (1,495,076)    (5,892,247)
                                    -----------      -----------   ------------
Cash Flows from Investing
 Activities:
  Purchases of marketable
   securities, net...........               --               --     (27,181,222)
  Purchases of property and
   equipment.................           (76,078)        (150,472)    (3,451,742)
  Increase in other assets...               --               --        (321,065)
                                    -----------      -----------   ------------
        Net cash used in
         investing
         activities..........           (76,078)        (150,472)   (30,954,029)
                                    -----------      -----------   ------------
Cash Flows from Financing
 Activities:
  Proceeds from (payments on)
   long-term debt to
   stockholders..............               --         1,750,000     (1,000,000)
  Proceeds from secured note
   payable to a bank.........               --               --       2,000,000
  Payments on secured note
   payable to a bank.........               --               --      (2,000,000)
  Net proceeds from issuance
   of common stock...........            11,900              100     43,256,000
  Payment for the repurchase
   of common stock...........               --               --      (6,000,000)
  Net proceeds from issuance
   of preferred stock........           300,000              --      12,749,984
  Proceeds from the exercise
   of stock options..........               --               --         604,166
                                    -----------      -----------   ------------
        Net cash provided by
         financing
         activities..........           311,900        1,750,100     49,610,150
                                    -----------      -----------   ------------
Net Increase in Cash and Cash
 Equivalents.................                70          104,552     12,763,874
Cash and Cash Equivalents,
 beginning of period.........               --                70        104,622
                                    -----------      -----------   ------------
Cash and Cash Equivalents,
 end of period...............       $        70      $   104,622   $ 12,868,496
                                    ===========      ===========   ============
Supplemental Disclosure of
 Cash Flow Information:
  Cash paid during the period
   for interest..............       $       --       $    25,843   $     79,191
                                    ===========      ===========   ============
  Cash paid for income
   taxes.....................       $       --       $       --    $     70,125
                                    ===========      ===========   ============
Supplemental Disclosure of
 Noncash Financing
 Activities:
  Conversion of long-term
   debt to stockholders into
   common stock..............       $       --       $   750,000   $        --
                                    ===========      ===========   ============
  Conversion of preferred
   stock into common stock...       $       --       $   250,000   $  8,579,984
                                    ===========      ===========   ============
  Issuance of note receivable
   from executive officer....       $       --       $       --    $  2,560,000
                                    ===========      ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 (a) Organization

  OneWave, Inc. (the Company) was incorporated in Delaware (under the name Object Power, Incorporated) and commenced operations on January 19, 1994 and changed its name to Business@Web, Inc. in February 1996 and to OneWave, Inc. in June 1996. The Company is an Internet software and services company dedicated to unifying disparate information systems and building integrated business solutions. OneWave technology serves as a common software environment for accessing existing mainframes, databases and client/server systems, and extending new business processes across the traditional boundaries of the enterprise. OneWave utilizes and supports industry standards and emerging technologies, and works closely with top consulting firms and technology providers to ensure expertise in areas critical to a complete solution. For fiscal year 1996, the Company's principal market for its products was North America.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OneWave Securities Corporation. Inter-company accounts and transactions are eliminated in consolidation.

 (c) Revenue Recognition

  The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. The Company generates software and maintenance revenues from licensing the rights to use its software products and the resale of software products licensed from a related party (see Note 6(b)). The Company also generates service revenues from the sale of consulting and education services.

  Revenues from software license fees are recognized upon delivery, net of estimated returns, provided there are no significant post-delivery obligations, and payment is due within one year and is probable of collection. If acceptance is required, software license revenues are recognized upon customer acceptance. Fees for consulting and education services are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required and the revenues are fixed and determinable. Maintenance revenues are deferred at the time of billing and are recognized ratably over the term of the support period, which is typically one year.

  Deferred revenues primarily relate to prepaid maintenance and consulting services fees.

  Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a related party; distribution costs; and support personnel costs. Cost of consulting and education services consists primarily of consulting and support personnel salaries and related costs and fees to third party service providers.

 (d) Cash and Cash Equivalents

  The Company classifies all short-term, highly liquid investments with original maturities at purchase of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31:

                                                             1995      1996
                                                           -------- -----------
       Corporate Debt Instruments......................... $    --  $ 9,053,091
       Cash and Money Market Accounts.....................  104,622   3,815,405
                                                           -------- -----------
                                                           $104,622 $12,868,496
                                                           ======== ===========

                                 ONEWAVE, INC.

 (e) Marketable Securities

  Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

  In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as "Held-to-Maturity" Securities. Accordingly, marketable securities as of December 31, 1996 are recorded at amortized cost, which approximates market.

  The Company held the following marketable securities at December 31, 1996:

       U.S. Government and Government Agency Securities
        (average maturity of 252 days)........................... $20,545,759
       Commercial Paper (average maturity of 73 days)............   6,635,463
                                                                  -----------
                                                                  $27,181,222
                                                                  ===========

 (f) Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years).

 (g) Research and Development and Software Development Costs

  In accordance with SFAS No. 86, Accounting for the Costs of Software To Be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until a fully functional working model is complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are generally not material to the Company's financial position or result of operations. Therefore, the Company has charged all internally generated research and development expenses to operations in the period incurred.

  Since inception, the Company has incurred various charges associated with the purchase of third party developed technology. During 1996 the Company contracted with a third party to develop applications to be integrated with the Company's existing product. The Company capitalized $321,065 of cost associated with the development of this product. The Company has elected to amortize the cost of this product over its expected useful life of fifteen months. At December 31, 1996, approximately $64,000 had been amortized. Included in research and development expenses for the period from inception (January 19, 1994) to December 31, 1994 and the years ended December 31, 1995 and 1996, is $350,000, $2,550,000 and $450,000, respectively, relating to purchase of technology, of which $2,200,000 was purchased from a related party in 1995 (see Note 6(b)).

 (h) Inventories

  Inventories are stated at the lower of cost or market and consist of purchased software products from third party vendors held for resale.

                                 ONEWAVE, INC.

 (i) Post-retirement Benefits

  The Company has no obligations for post-retirement benefits.

 (j) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. Concentration of credit risk with respect to accounts receivable is limited to two customers that accounted for 21% and 10%, respectively, of total revenues in the year ended December 31, 1995. These customers represented 35% and 15%, respectively, of the accounts receivable balance as of December 31, 1995. For the year ended December 31, 1996 these customers accounted for approximately 24% and 6%, respectively, of total revenues for the year ended December 31, 1996. These customers represented 19% and 0%, respectively, of the December 31, 1996 accounts receivable balance.

  In the years ended December 31, 1995 and 1996, sales outside the United States accounted for approximately 17% and 10% of total revenues, respectively. To reduce accounts receivable credit risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To reduce cash equivalent and marketable securities credit risk, the Company invests in highly liquid U.S. Government and commercial paper obligations with maturities of less than one year. The Company limits the amount of holdings with any one particular financial institution or government agency.

 (k) Pro Forma Net Loss per Common and Common Equivalent Share

  For the years ended December 31, 1995 and 1996, pro forma net loss per common and common equivalent share is computed by dividing the net loss by the pro forma weighted average number of common and common equivalent shares outstanding during the period, including the number of shares of common stock issuable upon conversion of all outstanding shares of Series B redeemable convertible preferred stock and Series C convertible preferred stock. Stock options granted after March 31, 1995 and prior to July 2, 1996, the effective date of the Company's initial public offering, have been included in the calculation of the weighted average number of shares outstanding, as required by the Securities and Exchange Commission, for periods prior to July 2, 1996. Common stock equivalents issued in earlier periods have not been included as their effect would be antidilutive. Historical net loss per share data have not been presented, as such information is not considered to be relevant or meaningful.

 (l) Use of Estimates in the Preparation of the Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (m) Financial Instruments

  The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities and accounts receivable and accounts payable, approximates their carrying value.

                                 ONEWAVE, INC.

2. BANK AGREEMENT

  In February 1996, the Company entered into a financing agreement with a bank. The agreement provides for a revolving line of credit, an equipment line of credit and a secured term note. Borrowings under the revolving line of credit are limited to the lesser of $2,500,000 or 80% of qualified accounts receivable and bear interest at either the bank's prime rate plus 1%, or LIBOR. Borrowings under the equipment line are limited to $500,000 for the purchase of new equipment. Advances under the equipment line of credit will be repaid over a three-year period. Borrowings under the equipment line bear interest at either the bank's cost of funds plus 3.5% or the bank's prime rate plus 1.5%. The $2,000,000 borrowed on the secured term note during the year was repaid prior to December 31, 1996. The revolving line of credit and equipment line of credit expire on June 30, 1997. The agreement is collateralized by all assets of the Company. The financing agreement contains certain restrictive covenants, including among other items, minimum levels of tangible net worth and net income (loss). At December 31, 1996 the Company was not in compliance with certain covenants under the facility. No funds were available or outstanding under the credit lines at December 31, 1996.

3. LONG-TERM DEBT TO STOCKHOLDERS

  In May 1995, the Company issued a $250,000 subordinated note payable to a stockholder. The note bore interest at 6% per annum and was payable on April 30, 2000.

  In December 1995, the Company issued a $750,000 subordinated note payable to a stockholder. The note bore interest at 9% per annum and was payable on December 31, 2000.

  Both notes were outstanding as of December 31, 1995 and were repaid in full in March 1996.

4. STOCKHOLDERS' EQUITY (DEFICIT)

 (a) Authorized Capital Stock

  As of December 31, 1996, the Company's authorized capital stock consisted of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $1.00 par value per share.

 (b) Common Stock

  In May 1995, the Company issued a convertible note payable to a stockholder for $750,000. In accordance with the provisions of the note payable agreement, the outstanding principal of the note was converted into 1,136,362 shares of common stock in November 1995.

  In April 1996, the Company repurchased and retired 800,000 shares of common stock for $6,000,000.

  In July 1996, the Company completed an initial public offering of its common stock. The Company issued 3,000,000 shares at $16.00 per share for net proceeds of $43,256,000.

 (c) Conversion of Series A Convertible Preferred Stock

  In December 1994, certain stockholders contributed $300,000 to the Company for the purchase of 250,000 shares of Series A convertible preferred stock. The shares of Series A convertible preferred stock were issued to the stockholders in February 1995 and were subsequently converted to 1,666,667 shares of common stock in November 1995.

 (d) Conversion of Series B Redeemable Convertible Preferred Stock

  In March 1996, the Company issued 1,332,127 shares of Series B redeemable convertible preferred stock at $5.54 per share, less offering costs of $600,000 for net proceeds of $6,779,984. Upon consummation of the

                                 ONEWAVE, INC.

Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into 888,080 shares of common stock.

 (e) Conversion of Series C Convertible Preferred Stock

  In April 1996, the Company issued 1,200,000 shares of Series C convertible preferred stock at a price of $5.00 per share, less offering costs of $30,000, for net proceeds of $5,970,000. Upon consummation of the Company's initial public offering, all outstanding shares of Series C preferred stock were converted into 799,994 shares of common stock.

 (f) Stock Split

  In February 1995, the Company effected a 10-for-1 stock split of the common stock in the form of a stock dividend. On May 20, 1996, the Company effected a 2-for-3 reverse stock split. The accompanying financial statements have been affected for the stock splits.

 (g) Stock Options

  1995 Stock Plan

    The Company has a stock plan (the 1995 Plan) that provides for the issuance of incentive stock options (ISOs), non-qualified stock options and shares of common stock. Under the terms of the 1995 Plan, non-qualified options may be granted at a price not less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant, or (ii) 50% of the fair market value per share of common stock on the date of such grant and, in the case of ISOs, not less than the fair market value per share at the date of grant. Options generally vest over a four-year period, commencing one year after the date of the grant. In 1995, the Company granted an option to purchase 40,000 shares of common stock to an employee at an exercise price of $.015 per share. The difference between the estimated fair market value of the common stock and the aggregate exercise price of $179,400 was recorded as deferred compensation at the date of grant. During 1995 and 1996, the Company recorded compensation expense related to these options in the amount of $12,806 and $41,169, respectively. The remaining balance of deferred compensation was reversed upon the cancellation of all unvested stock options during 1996. All other options have been granted at exercise prices that represent the estimated fair market value of the common stock as determined by the Company's Board of Directors at the time of the grant and accordingly the Company has not recorded any compensation on these option grants.

  1996 Stock Plan

    On May 17, 1996, the Board of Directors and stockholders approved the Company's 1996 Stock Plan (the 1996 Plan). Each non-employee director will receive an initial option grant to purchase 7,000 shares of common stock, at the then fair market value, when such director was first appointed to the Board of Directors. In addition, each non-employee director will receive an option grant to purchase 1,700 shares of common stock, at the then fair market value, on each January 1 that such director is a member of the Board of Directors.

  The Company has reserved 4,150,000 shares of common stock for issuance under the 1995 Plan and the 1996 Plan. As of December 31, 1996, there were approximately 1,323,000 shares available for grant. Generally, the options granted under both Plans vest equally over four years and expire after ten years.

                                 ONEWAVE, INC.

  The following table summarizes incentive and non-qualified stock option activity under the 1995 and 1996 Stock Plans:

                                                                     WEIGHTED
                                            NUMBER OF   PRICE PER  AVERAGE PRICE
                                             SHARES       SHARE      PER SHARE
                                            ---------  ----------- -------------
   Outstanding, December 31, 1994..........       --   $       --     $   --
   Options granted......................... 1,219,533    .015-4.50       3.90
                                            ---------  -----------    -------
   Outstanding, December 31, 1995.......... 1,219,533    .015-4.50       3.90
   Options granted......................... 2,457,648   7.50-16.00      10.53
   Options exercised.......................  (216,592)  .015-13.13       4.25
   Options canceled........................  (850,245)  1.50-16.00       8.01
                                            ---------  -----------    -------
   Outstanding, December 31, 1996.......... 2,610,344  $1.50-16.00    $ 10.42
                                            =========  ===========    =======
   Exercisable, December 31, 1996..........   782,563  $1.50-13.75    $  8.21
                                            =========  ===========    =======

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1995 and 1996 are as follows:

                                                            1995        1996
                                                         ----------- -----------
 Risk-free interest rate................................ 5.86%-7.05% 5.97%-6.69%
 Expected dividend yield................................         --          --
 Expected life..........................................     5 years     5 years
 Expected volatility....................................         70%         70%

  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The total fair value of the options granted during 1995 and 1996 was computed as approximately $2,463,000 and $14,030,000, respectively. Of these amounts approximately $865,000 and $4,941,000 would be charged to operations for the years ended December 31, 1995 and 1996, respectively. The remaining amount, approximately $10,687,000, would be amortized over the remaining vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

  The pro forma net loss and pro forma net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

                                 ONEWAVE, INC.

  The pro forma effect of SFAS No. 123 for the years ended December 31, 1995 and 1996 is as follows:

                                     1995                       1996
                            ------------------------  --------------------------
                            AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA
                            -----------  -----------  ------------  ------------
   Net loss................ $(2,698,448) $(3,563,448) $(12,343,947) $(17,284,947)
   Pro forma net loss per
    common and common
    equivalent share....... $      (.21) $      (.28) $       (.88) $      (1.24)

 (h) Warrants

  In February 1996, the Company issued a warrant to purchase 23,333 shares of common stock at a price of $8.31 per share in connection with the Company's financing agreement as discussed in Note 2. The warrant is exercisable in whole or in part, at any time on or before February 15, 2003.

 (i) Employee Stock Purchase Plan

  On May 17, 1996, the stockholders approved the Company's Employee Stock Purchase Plan (ESPP). The Company has reserved 150,000 shares for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their total compensation. The price of common stock purchased under the ESPP will be 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. The Company had not issued shares under the ESPP as of December 31, 1996. In January 1997, the Company issued 13,839 shares of common stock under the ESPP.

5. INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

  As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $13,120,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined.

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                          1995         1996
                                                       -----------  -----------
   Net operating loss carryforwards................... $ 1,208,000  $ 5,248,000
   Other temporary differences........................     275,000    1,202,000
                                                       -----------  -----------
                                                         1,483,000    6,450,000
   Valuation allowance................................  (1,483,000)  (6,450,000)
                                                       -----------  -----------
   Net deferred tax asset............................. $       --   $       --
                                                       ===========  ===========

  It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, and the operating losses

                                 ONEWAVE, INC.

incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax asset is required as of December 31, 1995 and 1996, respectively.

6. RELATED-PARTY TRANSACTIONS

 (a) Cambridge Technology Group, Inc.

  During 1995 and the first two months of 1996, the Company shared office space with Cambridge Technology Group, Inc. (CTGroup), a company under the control of a significant stockholder of the Company. CTGroup charged the Company for a portion of certain common costs incurred in addition to any specific items paid by CTGroup on the Company's behalf. These costs were allocated based on head count or actual cost incurred. During the period from inception (January 19, 1994) to December 31, 1994 and for the years ended December 31, 1995 and 1996, CTGroup charged the Company $956,844, $1,013,142 and $117,442, respectively, for these costs.

  During 1995 and 1996, the Company sold software and services to CTGroup amounting to $104,993 and $100,000, respectively. In addition, during 1995 and 1996, CTGroup assigned its rights under certain contracts, to the Company. The Company recorded revenue of $2,403,235 and $100,000, respectively, for the performance of education and consulting services and the delivery of software licenses and maintenance services under these contracts.

  In July 1995, the Company gave an unlimited guarantee of all of CTGroup's obligations under its credit facility. The Company's obligations under the unlimited guaranty were terminated in February 1996.

  In March 1996, the Company purchased computer equipment from CTGroup for $125,000.

  In September 1996, the Company obtained third party software licenses from CTGroup in exchange for certain source code rights previously purchased from Open Environment Corporation (Note 6(b)). The source code rights were originally purchased with the intent of embedding the technology into certain of the Company's future products. The software licenses received and the source code rights given were deemed to be of equal value. In 1996, the Company recorded software license revenue of approximately $412,000 from the subsequent resale of software licenses acquired in this exchange.

  Amounts due (to) from CTGroup for these transactions were $(169,939) and $55,402 at December 31, 1995 and 1996, respectively.

  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

 (b) Open Environment Corporation

  In 1995, the Company entered into a reseller agreement with Open Environment Corporation (OEC) to license software developed by OEC, an entity that was founded by significant stockholders of the Company. During the years ended December 31, 1995 and 1996, the Company generated software license and maintenance revenues of $1,111,992 and $1,759,639, respectively, from the resale of OEC products and services. Total expenses relating to purchases of OEC software and OEC software bundled with the Company's product and related maintenance contracts totaled $716,392 and $837,675, in the years ended December 31, 1995 and 1996, respectively. In addition, the Company subcontracted consulting services from OEC totaling $398,271 and $153,622 in 1995 and 1996, respectively.

                                 ONEWAVE, INC.

  On December 29, 1995, the Company and OEC entered into a $2,200,000 OEM source code license agreement which provided the Company with a certain source code developed by OEC. At the time of the license agreement, the Company intended to embed this source code into certain of the Company's future software products which were then currently under development. In accordance with SFAS No. 86, the Company charged the cost of this source code to research and development expenses in the year ended December 31, 1995.

  On October 31, 1995, the Company sold to OEC the source code for certain software technology relating to the customization and enhancement of SAP software products. OEC paid the Company an initial software license fee of $500,000 under the agreement by which the source code was transferred, and agreed to pay the Company a royalty in an amount equal to 20% of the first $1,000,000 of sales revenue recognized by OEC related to products incorporating components of the transferred source code and 10% of such sales revenues in excess of $1,000,000. OEC's royalty obligations expire on the earlier of October 1, 1997 or the date on which OEC's aggregate sales revenues related to products incorporating components of the transferred source code exceed $3,000,000. The initial software license fee was included in 1995 software license revenues. To date the Company has not received any royalties under this arrangement.

  In November 1996, OEC was acquired by Borland International, Inc. To the best of the Company's knowledge as a result of the acquisition, no stockholder of the Company holds a significant ownership interest in the combined entity. Accordingly, effective November 1996, OEC is not a related party.

  The total accounts payable to OEC at December 31, 1995 was $2,490,133.

  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

 (c) International Integration, Incorporated

  The Company subcontracted consulting services from International Integration, Incorporated, a company controlled by a significant stockholder of the Company. During 1995 and 1996, these consulting services totaled $662,000 and $32,000, respectively, and were included in cost of revenues. At December 31, 1995, the Company had outstanding accounts payable to this entity of $274,444.

  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

 (d) Internet Business Solutions, Incorporated.

  During 1996, the Company generated revenues from unrelated entities of $2,920,000 for software licenses and $514,450 for consulting services to develop vertical applications in conjunction with Internet Business Solutions, Inc. (IBS). IBS provided up to 100% of the funding of the purchase of software licenses and consulting services in return for certain rights in the developed applications. IBS is wholly-owned by certain of the Company's significant stockholders. As of December 31, 1996 the balance included in accounts receivable related to these transactions was $184,500.

7. EMPLOYEE BENEFIT PLAN

  The Company's employees participate in an employee benefit plan under
Section 401(k) of the Internal Revenue Code. The plan is available to substantially all employees. The plan allows for employees to make contributions up to a specified percentage of their compensation. For all participants with greater than one year of continuous service, the Company contributes 25% of the first 6% of employees' pay contributed to the plan.

                                 ONEWAVE, INC.

Previously, the Company's employees were eligible to participate in a plan sponsored by CTGroup. The Company contributed approximately $2,000 and $53,500 under these plans during the years ended December 31, 1995 and 1996, respectively.

8. LEASE COMMITMENTS

  The Company leases its office facilities and certain office equipment under operating leases expiring at various dates through 2001. Rental expense amounted to approximately $69,000, $83,000 and $389,000 for the period of inception (January 19, 1994) to December 31, 1994, and the years ended December 31, 1995, and 1996, respectively. At December 31, 1996, future rental commitments are approximately as follows:

       1997.......................................................... $  558,000
       1998..........................................................    485,000
       1999..........................................................    476,000
       2000..........................................................    463,000
       2001..........................................................     77,000
                                                                      ----------
         Total....................................................... $2,059,000
                                                                      ==========

9. COMPENSATION TO EXECUTIVE OFFICER

  In January 1996, a significant stockholder of the Company entered into an agreement with the Company's Chief Executive Officer (CEO) under which the CEO purchased 960,000 shares of the Company's common stock held by the stockholder at a price of $1.50 per share. To fund the purchase, the CEO entered into a $1,440,000 note payable agreement with the stockholder. The note payable accrues interest at 6.56% per annum and provides for full recourse against the CEO. At the time of this sale transaction, the fair market value of the Company's common stock was $7.50 per share. The Company has recorded the aggregate difference between the fair market value of the common stock and the price paid by the CEO, $5,760,000, in compensation to executive officer in the accompanying statement of operations for the year ended December 31, 1996. In connection with this purchase, the Company agreed to loan the CEO up to $2,560,000 which represents the CEO's estimated tax liability resulting from the compensation on the purchase of shares at less than fair market value. The Company has recorded this commitment as an accrued expense and a corresponding note receivable from executive officer in the accompanying balance sheet as of December 31, 1996. The Company expects to fund this commitment in the first half of 1997. Borrowings under the loan will be secured by shares of common stock purchased, will accrue interest at 6.21% per annum and will be due and payable no later than December 31, 2001.

  In connection with the employment of the CEO in January 1996, the CEO received a nonrefundable $1,000,000 cash payment from a significant stockholder. The Company believes the nature of this payment to be a sign-on bonus. Accordingly, the Company has recorded a $1,000,000 charge to compensation to executive officer in the accompanying statement of operations for the year ended December 31, 1996 with a corresponding contribution to additional paid-in capital.

  Also in connection with the employment of the CEO, the same significant stockholder agreed to reimburse the CEO for any potential decline in value (from January 1996 to the date of exercise) for certain stock appreciation rights held by the CEO in an unrelated company. At the time this agreement was entered into, the unrealized appreciation on the stock appreciation rights was approximately $4,400,000. The stock appreciation rights were exercised by the CEO in September 1996. The value of the stock of the unrelated company had declined to the extent that the stockholder is required to reimburse the CEO approximately $34,000. The Company has recorded this charge to compensation to executive officer in the accompanying statement of operations for the year ended December 31, 1996, with a corresponding contribution to additional paid-in capital.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To OneWave, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of OneWave, Inc. (formerly Business@Web, Inc.) as of December 1995 and 1996 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the period from inception (January 19, 1994) to December 31, 1994 and the years ended December 31, 1995 and 1996, included in this Annual Report, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page S-2 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 23, 1997

                                                                     SCHEDULE II

                                 ONEWAVE, INC.

                        VALUATION OF QUALIFYING ACCOUNTS

                                    BALANCE AT    BAD DEBT  WRITE-    BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS  BEGINNING PERIOD EXPENSE    OFFS    END OF PERIOD
-------------------------------  ---------------- -------- --------  -------------
Period from inception
 (January 19, 1994)
 to December 31, 1994........        $    --      $    --  $    --     $    --
Year ended December 31,
 1995........................             --       143,000  (43,000)    100,000
Year ended December 31,
 1996........................         100,000      260,000  (77,000)    283,000

                                 EXHIBIT INDEX

  Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
   3.1       Third Amended and Restated Certificate of Incorporation(1)
   3.2       Amended and Restated By-laws(2)
   4.1       Specimen Common Stock Certificate(2)
  10.1       1995 Stock Plan, as amended(1)
 *10.1A      Form of Incentive Stock Option Agreement under the 1995 Stock Plan
 *10.1B      Form of Non-Qualified Stock Option Agreement under the 1995 Stock
             Plan
  10.2       1996 Stock Plan, as amended(2)
 *10.2A      Form of Incentive Stock Option Agreement under the 1996 Stock Plan
 *10.2B      Form of Non-Qualified Stock Option Agreement under the 1996 Stock
             Plan
  10.3       Employee Stock Purchase Plan(1)
  10.4       Lease for One Arsenal Marketplace, Watertown, Massachusetts(1)
  10.5       Source Code License Agreement dated as of August 8, 1995 between the Company and InterGroup Technologies, Inc.(1)
  10.6       Software License Agreement dated as of August 8, 1995 between the
             Company and InterGroup Technologies, Inc.(1)
  10.6A      Agreements dated as of May 21, 1996 and May 22, 1996 amending the
             Source Code License Agreement and Software License Agreement
             between the Company and InterGroup Technologies, Inc(1)
  10.7       Source Code License Agreement dated as of February 8, 1996 between the Company and Mentor Communications Limited(1)
  10.8       Software License Agreement dated as of August 10, 1995 between the
             Company and Mystic River Software, Inc.(1)
  10.9       Software, Education, Services Distribution Agreement dated June
             21, 1995 between the Company and Open Environment Corporation(2)
  10.10      "SAP Customization Software" Agreement dated October 1, 1995 between the Company and Open Environment Corporation(2)
  10.11      OEM Source License Agreement dated as of December 29, 1995 between the Company and Open Environment Corporation(2)
  10.12      Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)
  10.13      Loan Agreement dated February 16, 1996 between the Company and
             State Street Bank and Trust Company, together with Guaranty
             (unlimited) of J&S Limited Partnership(1)
  10.14      Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc.(1)
  10.15      Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(1)
  10.16      Series B Convertible Preferred Stock Purchase Agreement dated
             February 27, 1996 between the Company and Hewlett-Packard
             Company(1)

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
  10.17      Amendment to Series B Convertible Preferred Stock Purchase
             Agreement dated as of March 6, 1996 between the Company and
             Hewlett-Packard Company(1)
  10.17A     Amendment No. 1 to Series B Convertible Preferred Stock Purchase
             Agreement dated as of June 7, 1996 between the Company and
             Hewlett-Packard Company(2)
  10.18      Series B Convertible Preferred Stock Purchase Agreement dated
             March 6, 1996 among the Company and the purchasers named therein
             (1)
  10.19      Registration Rights Agreement dated March 6, 1996 among the
             Company and the investors named therein(1)
  10.20      Co-Sale Rights Agreement dated as of March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.21      Voting Agreement dated March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.22      Series C Convertible Preferred Stock Purchase Agreement dated as of March 29,1996 among the Company and the purchasers named therein(1)
  10.23      Registration Rights Agreement dated as of March 29, 1996 among the
             Company and the investors named therein(1)
  10.24      Stock Purchase Agreement dated as of February 1996 between John J.
             Donovan and Len Hafetz(1)
  10.25      Assignment and Assumption Agreement dated as of March 15, 1996 between John J. Donovan and the Company(1)
  10.26      Stock Repurchase Agreement dated as of April 4, 1996 between the
             Company and James Nondorf(1)
  10.27      Stock Repurchase Agreement dated as of April 15, 1996 between the
             Company and J&S Limited Partnership(1)
  10.28      Stock Repurchase Agreement dated as of April 15, 1996 between the
             Company and Harrington Trust Limited as Trustee of The Appleby
             Trust(1)
  10.29      Five-Year 9% Subordinated Note dated December 29, 1995 issued to
             Harrington Trust Limited as Trustee of The Appleby Trust in the
             principal amount of $750,000(1)
  10.30      Five-Year 6% Convertible Subordinated Note dated May 3, 1995 issued to Harrington Trust Limited as Trustee of The Appleby Trust
             in the principal amount of $750,000(1)
  10.31      Five-Year 6% Convertible Subordinated Note dated May 3, 1995 issued to J&S Limited Partnership in the principal amount of
             $250,000(1)
  10.32      Loan Agreement dated as of March 31, 1996 between Klaus P. Besier and the Company(1)
 *11         Statement of Computation of Per Share Earnings
 *21         List of Subsidiaries
 *23.1       Consent of Arthur Andersen LLP
 *27         Financial Data Schedule

--------
(1) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(2) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
*  Filed herewith.