Form 10-Q
period 1997-03-31
ONEWAVE INC
filed 1997-05-14
CIK 1011255

                                  FORM 10 - Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C   20549





              X   Quarterly report pursuant to Section 13 or 15(d)
             ---  of the Securities Exchange Act of 1934 for the
                  quarterly period ended March 31, 1997 or

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

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X             NO
                         ---              ---

  As of May 9, 1997 there were 14,992,711 shares of Common Stock outstanding.

                                 OneWave, Inc.



                               Table of Contents


                                                                       Page
PART I - FINANCIAL INFORMATION                                         ----

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1996
 and March 31, 1997.                                                    3

Condensed Consolidated Statements of Operations for the
 three months ended March 31, 1996 and 1997.                            4

Condensed Consolidated Statements of Cash Flows for the
 three months ended March 31, 1996 and 1997.                            5

Notes to Condensed Consolidated Financial Statements.                   6

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.                                   7


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               10

Item 2. Changes in Securities                                           10

Item 3. Default Upon Senior Securities                                  10

Item 4. Submission of Matters to a Vote of Security Holders             10

Item 5. Other Information                                               10

Item 6. Exhibits and Reports on Form 8-K                                10


Signatures                                                              11

                                 OneWave, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


Part I. Financial Information
-----------------------------

Item 1.Condensed Consolidated Financial Statements.


                                                  Audited           Unaudited
                                                December 31,         March 31,
                                                    1996               1997
                                                ------------        ----------
                        Assets

Current Assets:
  Cash and cash equivalents                         $ 12,868          $ 15,165
  Marketable securities                               27,181            22,590
  Accounts receivable, net                             1,784             1,271
  Inventories                                            304               304
  Prepaid expenses and other current
   assets                                                747               584
                                                    --------          --------

    Total current assets                              42,884            39,914

Property and Equipment, net                            3,009             2,776

Other Assets                                             257               193
                                                    --------          --------

    Total assets                                    $ 46,150          $ 42,883
                                                    ========          ========


      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                  $  1,454          $    757
  Other current liabilities                            4,411             4,039
  Deferred revenue                                       548               383
                                                    --------          --------

    Total current liabilities                          6,413             5,179

Stockholders' Equity:
  Common stock                                            15                15
  Additional paid-in capital                          58,505            58,820
  Note receivable from executive officer              (2,560)           (2,507)
  Accumulated deficit                                (16,223)          (18,624)
                                                    --------          --------
    Total stockholders' equity                        39,737            37,704

      Total liabilities and stockholders'
       equity                                       $ 46,150          $ 42,883
                                                    ========          ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Operations
                     (In thousands except per share data)

                                                     Unaudited
                                               Three Months Ended
                                                    March 31,
                                ----------------------------------------------
                                      1996                          1997
                                ----------------              ----------------
Revenues:
    Software license and
     maintenance                         $   710                       $   300
    Consulting and education
     services                              1,671                         1,212
                                ----------------              ----------------
       Total revenues                      2,381                         1,512

 Cost of Revenues:
    Software license and
     maintenance                             289                           279
    Consulting and education
     services                                974                         1,222
                                ----------------              ----------------
       Total cost of revenues              1,263                         1,501
                                ----------------              ----------------

       Gross profit                        1,118                            11

 Operating Expenses:
    Selling, general and
     administrative                        1,701                         2,152
    Research and development                 399                           759
    Compensation to executive
     officer                               7,515                             -
                                ----------------              ----------------
       Total operating
        expenses                           9,615                         2,911
                                ----------------              ----------------

       Operating loss                     (8,497)                       (2,900)

 Interest Income (Expense),
  net                                        (18)                          514
                                ----------------              ----------------
       Net loss before taxes              (8,515)                       (2,386)
 Income Tax Expense                            -                            15
                                ----------------              ----------------

       Net loss                          $(8,515)                      $(2,401)
                                ================              ================

Net Loss per Common and Common
   Equivalent Share                       $(0.65)                       $(0.16)
                                ================              ================

Weighted Average Number of
 Common and Common Equivalent
  Shares Outstanding                      13,141                        14,979
                                ================              ================


  The accompanying notes are an integral part of these consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                     -----------------------------------
                                                                         1996                   1997
                                                                     ------------            -----------
Cash Flows from Operating Activities:
  Net loss                                                            $(8,515)                  $(2,401)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
              Compensation expense to executive officer                 7,515                         -
              Deferred compensation expense                                31                         -
              Depreciation and amortization                                52                       350
  Change in operating assets and liabilities:
              Accounts receivable                                         133                       513
              Inventories                                                  65                         -
              Prepaid expenses and other current assets                  (585)                      163
              Accounts payable                                          1,578                      (697)
              Other current liabilities                                (2,115)                     (319)
              Deferred revenue                                             39                      (165)
                                                                      -------                   -------
                  Net cash used in operating activities                (1,802)                   (2,556)


Cash Flows from Investing Activities:
  Sales of marketable securities                                            -                     4,591
  Purchases of property and equipment                                  (1,261)                      (53)
                                                                      -------                   -------
                  Net cash (used in) provided by investing
                    activities                                         (1,261)                    4,538

Cash Flows from Financing Activities:
  Payments on notes payable to stockholders                            (1,000)                        -
  Proceeds from common stock issuance for employee stock
    purchase plan                                                           -                        93
  Proceeds from secured note payable to a bank                          2,000                         -
  Net proceeds from issuance of preferred stock                         6,780                         -
  Proceeds from exercise of stock options                                   -                       222
                                                                      -------                   -------
                  Net cash provided by financing activities             7,780                       315

Net Increase in Cash and Cash Equivalents                               4,717                     2,297

Cash and Cash Equivalents, beginning of period                            105                    12,868
                                                                      -------                   -------

Cash and Cash Equivalents, end of period                              $ 4,822                   $15,165
                                                                      =======                   =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                            $    13                   $     -
                                                                      =======                   =======
  Cash paid for income taxes                                          $     -                   $    15
                                                                      =======                   =======

Supplemental Disclosure of Noncash Financing Activities:
  Issuance of note receivable from executive officer                  $ 2,560                   $   (53)
                                                                      =======                   =======

      The accompanying notes are an integral part of these consolidated financial statements.

                                 OneWave, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 ( Unaudited )



1.   Basis of Presentation:

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

The results of operations for the reported 1997 periods are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1997.


2.   Computation of  Net Loss Per Common and Common Equivalent Share

For the three months ended March 31, 1997, net loss per common share was computed based upon the weighted average number of common shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ( " SAB No. 83" ), all common and common equivalent shares and other potentially dilutive instruments (including stock options, redeemable convertible preferred stock and convertible preferred stock ) issued during the twelve month period prior to the date of the Company's initial public offering ("IPO") have been included in the calculation of weighted average common and common equivalent shares outstanding for the period ended March 31, 1996.

In March 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards 128, Earnings Per Share.   This pronouncement is
effective for fiscal years ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, is still required. As net losses were presented for the 1997 period in the accompanying consolidated financial statements, the pro forma loss per share, computed under the new statement, is the same as the loss per share presented. The computational differences in fully diluted earnings per share under the new pronouncement would have no impact on loss per share as presented for 1996.


3.   Marketable Securities

Marketable securities primarily consist of government bonds and commercial paper with original maturities at date of purchase beyond three months and less than twelve months. In accordance with Statement of Financial Accounting Standards No. 115, the Company classifies its marketable securities as "held-to-maturity" and therefore reports such assets at amortized cost, which approximates market.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors that may Affect Future Results" below.

OVERVIEW:

OneWave is an Internet software and services company dedicated to unifying disparate information systems and building integrated business solutions. In light of OneWave's experience in the marketplace during the second half of 1996, the Company has recently adjusted its sales and marketing approach, offering to provide its customers with a combination of consulting services and software necessary to deliver a comprehensive solution which addresses the customers' business problems. While the Company believes that in the long term this change in approach will result in increased market penetration, in the short term revenues may be uncertain while the Company makes its transition to the new approach. It is premature for the Company to determine whether its new approach to sales will be successful, and the Company's plans and strategies are subject to change. Further, there can be no assurances that the Company will be able to obtain, maintain and retain the resources, employees, executives and assets necessary for the Company to effectively pursue its strategy. The competition and market for the Company's services and technology are quickly changing, and may develop in ways not anticipated by the Company.

RESULTS OF OPERATIONS:

Revenues:
---------

Total revenues decreased $869,000 to $1,512,000 for the three months ended March 31, 1997 from $2,381,000 for the comparable quarter in 1996. The decrease was due primarily to reductions in software sales and educational services. Additionally, sales of third-party software and maintenance decreased by $401,000 to $26,000 for the three months ended March 31, 1997 from $427,000 for the comparable quarter in 1996. For the three months ended March 31, 1997, software license and maintenance revenues represented 20% of total revenues with the remaining 80% from consulting and education services, compared with 30% and 70%, respectively for the comparable prior year period.


Gross profit:
-------------

Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a related party, distribution costs and product support costs. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the three months ended March 31, 1997, total gross margin decreased to 1% from 47% for the comparable prior year period. For the three months ended March 31, 1997, the gross margin for license and maintenance revenues was 7% and consulting and education services generated a gross loss percentage of 1% of revenues. For the comparable prior year quarter, the gross margin for license and maintenance revenues was 59% and the gross margin for consulting and education services was 42%. The decrease in total gross margin from the comparable prior year quarter is primarily attributable to lower sales volume and the transfer of headcount from other departments within the Company to the consulting services departments as part of the implementation of the Company's new solutions-led selling strategy. In general, gross margins from the delivery of services, which comprised a greater percentage of the Company's revenue mix for the three months ended March 31, 1997 versus the comparable prior year period, are lower than margins from the licensing of software. The decrease in gross margin for license and maintenance revenues compared to prior year is primarily attributable to reduced sales volume and additional costs associated with capitalized software amortization. The magnitude of the decrease in gross margin for license and maintenance revenues was mitigated by reduced support costs for the period. The decrease in gross margin for consulting and education services from the comparable prior year quarter is primarily attributable to the reduction in educational services and the transfer of headcount from other departments within the Company to the consulting services departments.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses increased to $2,152,000 for the three months ended March 31, 1997 from $1,701,000 for the comparable prior year period, representing 142% and 71% of total revenues, respectively. The total dollar increase for the three month period reflects the Company's increased efforts within the areas of sales, marketing and distribution. Particularly, there have been increases in headcount and related staffing expenditures as well as the introduction of specific marketing and advertising programs. The Company expects selling, general and administrative expenses to continue to increase during 1997.

Research and Development Expenses:
----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses increased to $759,000 for the three months ended March 31, 1997 from $399,000 for the comparable prior year period, representing 50% and 17% of total revenues, respectively. The total dollar increase for the three
month period is attributable to increased headcount and related costs.   The
increases reflect the Company's efforts to enhance the functionality of its
products.   The Company believes that it will be necessary to make continued
significant expenditures on research and development to remain competitive.

Compensation to Executive Officer:
----------------------------------

During the three months ended March 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Chief Executive Officer for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the Chief Executive Officer to secure his services as the Company's Chief Executive Officer. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $7,515,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the Chief Executive Officer for the shares of common stock that he purchased and the fair market value of those shares at that time; (ii) $1,000,000, relating to a payment received by the Chief Executive Officer from one of the Company's controlling stockholders; and (iii) $755,000, representing the then current value of a payment guaranty that such stockholder agreed to make to the Chief Executive Officer in the event of a decline in the value of certain stock appreciation rights held by the Chief Executive Officer on capital stock of his former employer. The financial results for the three months ended March 31, 1997 were not affected by the above transaction and no similar transactions occurred during the period.

Interest Income (Expense), Net:
-------------------------------

For the three months ended March 31, 1997, the Company recorded net interest income of $514,000. The interest income is a result of interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the comparable prior year period, the Company recorded net interest expense of $18,000. The expense was related to interest on notes payable to stockholders which has been repaid in full by the Company.

Liquidity and Capital Resources:
--------------------------------

In February 1996, the Company entered into a financing agreement with a bank. The agreement provides for a revolving line of credit of up to $2,500,000, subject to certain limitations, and an equipment line of credit up to $500,000 for purchases of new equipment. The revolving line of credit and equipment line of credit expire on June 30, 1997. The agreement is collateralized by all assets of the Company. The financing agreement contains certain restrictive covenants, including among other items, minimum levels of tangible net worth and net income (loss). At March 31, 1997, the Company was not in compliance with certain covenants under the facility. The Company had no outstanding balances under the revolving line of credit or the equipment line of credit at March 31, 1997.

The Company's operating activities utilized cash and cash equivalents of approximately $2,556,000 for the three month period ended March 31, 1997, resulting primarily from the net loss for the quarter.

The Company's investing activities, which primarily consisted of the maturity of certain of the Company's short-term marketable securities, provided cash and cash equivalents of approximately $4,538,000 for the three month period ended March 31, 1997.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $315,000 for the three month period ended March 31, 1997.

The Company had agreed to loan an executive officer up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase of 960,000 shares of the Company's common stock from a significant stockholder for a purchase price less than its then fair market value. The Company funded $2,507,000 under the loan agreement in April 1997. The loan will be secured by a first priority pledge of the purchased shares, will accrue interest at 6.21% per annum and will be due and payable no later than December 31, 2001. The Company has no other significant commitments other than obligations under its operating leases.

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards that a company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. In the event that the change in the Company's ownership disclosed in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 1997 takes place as described, the Company's net operating loss carryforwards would be limited in accordance with the provisions defined under the Tax Reform Act of 1986. The extent of the annual limitation has not yet been determined, however management believes it will significantly impair any such benefit.

The Company currently anticipates that the net proceeds of the IPO and existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 1997. Thereafter, the Company may need to raise additional funds. The Company may in the future seek
to expand its business through possible acquisitions.   The Company, however,
has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect, of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the following: ability to implement and achieve market acceptance of the Company's solutions based approach to sales, changes in the Company's strategy, the Company's ability to attract, train and retain qualified personnel, changes in technology and industry standards, potential fluctuations in quarterly results, recent introduction of OneWaveTM products, delays in development or product releases, changes in the market for the Company's products and services, slowdown in the rate of acceptance of the Company's products, dependence of the Company's business on the Internet, increased competition, development of competing products, risk of software defects, reliance on certain strategic relationships, difficulties in management of growth, dependence on key personnel, evolving distribution strategy, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology and exposure for product and services liability, and those factors which are discussed in the section entitled "Certain Factors That May Affect Future Results" on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997. Upon request, the Company will provide a copy of the Annual Report without charge.

PART II - OTHER INFORMATION



  Item 1. Legal Proceedings

          In the normal course of operations, the Company is subject to performance under contracts and has certain legal actions and contingencies pending. However, in Management's opinion, any such outstanding matters would not have a material, adverse effect on the Company's financial position, results of operations or cash flows.

  Item 2. Changes in Securities

          None

  Item 3. Default Upon Senior Securities

          None

  Item 4. Submission of Matters to a Vote of Security Holders

          None

  Item 5. Other Information

          On January 13, 1997, James Nondorf, the Vice President of New Business Development, reached a mutual decision with OneWave to resign from the Company.

          On March 20, 1997, Joseph Gruttadauria, the Vice President of Professional Services, resigned from OneWave to pursue new opportunities.


  Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits
                 11   Statement regarding computation of earnings per share
                 27   Financial Data Schedule

          (b) Reports on Form 8-K
                 None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:    May 9, 1997

                              OneWave, Inc.
                              ( Registrant )




                              ___________________________________________

                              Klaus P. Besier
                              Chairman and Chief Executive Officer



                              ___________________________________________

                              Mark J. Gallagher
                              Principal Financial Officer