Form 10-Q
period 1997-06-30
ONEWAVE INC
filed 1997-08-13
CIK 1011255

                                  FORM 10 - Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C   20549





              X   Quarterly report pursuant to Section 13 or 15(d)
             ---  of the Securities Exchange Act of 1934 for the
                    quarterly period ended June 30, 1997 or

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
                                                           --------------

                   ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X         NO
                        ------         -----

 As of July 31,1997 there were 14,115,834 shares of Common Stock outstanding.

                                 OneWave, Inc.



                               Table of Contents



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1996
 and June 30,1997.                                                      3

Condensed Consolidated Statements of Operations for the
 three months ended June 30, 1996 and 1997 and the six months
 ended June 30, 1996 and 1997.                                          4

Condensed Consolidated Statements of Cash Flows for the
 six months ended June 30, 1996 and 1997.                               5

Notes to Condensed Consolidated Financial Statements.                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           8


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               12

Item 2. Changes in Securities                                           12

Item 3. Default Upon Senior Securities                                  12

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 5. Other Information                                               12

Item 6. Exhibits and Reports on Form 8-K                                13


Signatures                                                              14

                                 OneWave, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

Part I. Financial Information
------------------------------

Item 1.  Condensed Consolidated Financial Statements.

                                                                        Unaudited
                                                  December 31,           June 30,
                                                     1996                  1997
                                                  ------------          ----------
Assets

Current Assets:
  Cash and cash equivalents                           $ 12,868            $ 16,867
  Marketable securities                                 27,181              17,241
  Accounts receivable, net                               1,784                 344
  Inventories                                              304                   -
  Prepaid expenses and other current assets                747                 546
                                                      --------            --------
    Total current assets                                42,884              34,998

Property and Equipment, net                              3,009               1,929

Other Assets                                               257                   -
                                                      --------            --------
    Total assets                                      $ 46,150            $ 36,927
                                                      ========            ========

        Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,454            $    831
  Other current liabilities                              4,411               1,896
  Deferred revenue                                         548                 492
                                                      --------            --------
    Total current liabilities                            6,413               3,219

Stockholders' Equity:
  Common stock                                              15                  15
  Additional paid-in capital                            58,505              58,891
  Treasury stock, at cost                                    -              (2,280)
  Note receivable from executive officer                (2,560)                  -
  Accumulated deficit                                  (16,223)            (22,918)
                                                      --------            --------
    Total stockholders' equity                          39,737              33,708

Total liabilities and stockholders' equity            $ 46,150            $ 36,927
                                                      ========            ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Operations
                      (In thousands except per share data)


                                               Unaudited            Unaudited
                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                        --------------------  -------------------
                                            1996      1997       1996      1997
                                        --------------------  -------------------
Revenues
    Software license and maintenance      $ 2,217    $   248   $ 2,927    $   548
    Consulting and education services         935        669     2,606      1,881
                                          -------    -------   -------    -------
       Total revenues                       3,152        917     5,533      2,429

 Cost of Revenues:
    Software license and maintenance          321        239       610        518
    Consulting and education services         844        950     1,818      2,172
                                          -------    -------   -------    -------
       Total cost of revenues               1,165      1,189     2,428      2,690
                                          -------    -------   -------    -------

Gross profit                                1,987       (272)    3,105       (261)

 Operating Expenses:
   Selling, general and administrative      2,421      1,757     4,122      3,909
   Research and development                   953        728     1,352      1,487
   Restructuring charge                         -      1,782         -      1,782
   Compensation to executive officer         (612)       227     6,903        227
                                          -------    -------   -------    -------
       Total operating expenses             2,762      4,494    12,377      7,405
                                          -------    -------   -------    -------

Operating loss                               (775)    (4,766)   (9,272)    (7,666)

 Interest Income (Expense), net               (18)       472       (36)       986
                                          -------    -------   -------    -------
       Net loss before taxes                 (793)    (4,294)   (9,308)    (6,680)
 Income Tax Expense                             -          -         -         15
                                          -------    -------   -------    -------
Net loss                                  $  (793)   $(4,294)  $(9,308)   $(6,695)
                                          -------    -------   -------    -------

Net Loss per Common and Common
 Equivalent Share                         $ (0.06)   $ (0.29)  $ (0.71)   $ (0.45)
                                           =======   =======   =======    =======

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                             13,141     14,734    13,141     14,856
                                           ======     ======    ======     ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              Unaudited
                                                                           Six Months Ended
                                                                                June 30,
                                                                         ---------------------
                                                                             1996       1997
                                                                         ----------- ---------
Cash Flows from Operating Activities:
     Net loss                                                               $(9,308)   $(6,695)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Compensation expense to executive officer                       6,903        227
              Loss on restructuring items                                         -      1,539
              Deferred compensation expense                                      31          -
              Depreciation and amortization                                     217        691
     Change in operating assets and liabilities:
              Accounts receivable                                              (898)     1,439
              Inventories                                                      (103)         -
              Prepaid expenses and other current assets                        (728)       179
              Due from affiliates                                                 -         55
              Accounts payable                                                1,710       (623)
              Other current liabilities                                      (2,554)      (377)
              Deferred revenue                                                  108        (56)
                                                                            -------    -------
     Net cash used in operating activities                                   (4,622)    (3,621)

Cash Flows from Investing Activities:
     Sales of marketable securities, net                                          -      9,940
     Loan to executive officer                                                    -     (2,507)
     Purchases of property and equipment                                     (2,478)      (200)
                                                                            -------    -------
         Net cash (used in) provided by investing activities                 (2,478)     7,233

Cash Flows from Financing Activities:
     Payments on notes payable to stockholders                               (1,000)         -
     Proceeds from issuance of redeemable convertible preferred stock         6,780          -
     Proceeds from common stock issuance for employee stock purchase plan         -         93
     Proceeds from secured note payable to a bank                             2,000          -
     Net proceeds from issuance of convertible preferred stock                5,970          -
     Retirement of Common Stock                                              (6,000)         -
     Proceeds from exercise of stock options                                    100        294
                                                                            -------    -------
     Net cash provided by financing activities                                7,850        387

Net Increase in Cash and Cash Equivalents                                       750      3,999


Cash and Cash Equivalents, beginning of period                                  105     12,868
                                                                            -------    -------

Cash and Cash Equivalents, end of period                                    $   855    $16,867
                                                                            =======    =======

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $    84    $     6
                                                                            =======    =======
   Cash paid for income taxes                                               $     -    $    15
                                                                            ========   =======

Supplemental Disclosure of Noncash Financing Activities:
   Issuance of note receivable from executive officer                       $ 2,560    $   (53)
                                                                            =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



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


2.  Computation of Net Loss Per Common and Common Equivalent Share

For the three month and six month periods ended June 30, 1996 and 1997 net loss per common share was computed based upon the weighted average number of common shares and common equivalent shares outstanding. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ( " SAB No. 83" ), all common and common equivalent shares and other potentially dilutive instruments (including stock options, redeemable convertible preferred stock and convertible preferred stock ) issued during the twelve month period prior to the date of the Company's initial public offering ("IPO") have been included in the calculation of weighted average common and common equivalent shares outstanding for the three month and six month periods ended June 30, 1996.

In March 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards 128, Earnings Per Share.   This pronouncement is
effective for fiscal years ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, is still required. As net losses were presented for the 1997 periods in the accompanying consolidated financial statements, the pro forma loss per share, computed under the new statement, is the same as the loss per share presented. The computational differences in fully diluted earnings per share under the new pronouncement would have no impact on loss per share as presented for 1996.


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

4.  Treasury Stock

In April 1997, the Company funded $2,507,000 under a loan agreement with its then Chief Executive Officer. The loan was secured by a first priority pledge of 960,000 shares of the Company's common stock. In June 1997, the Chief Executive Officer resigned from the Company and surrendered these shares in satisfaction of the loan agreement. The market price of $2.375 on the date the shares were surrendered was used to determine the cost of the treasury stock. The 960,000 shares have been classified as treasury stock with a total cost of $2,280,000. The $277,000 difference between the amount of the loan and the cost of the treasury stock was recorded as a charge to operations and is classified as compensation to executive officer.

5.  Restructuring Charge

On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the
Plan resulted in a one time charge of $1,782,000.   Included in other current
liabilities at June 30, 1997 is $421,000 relating to the restructuring charge.

The following are the significant components of the charge for restructuring:

Write-off and writedown of assets to net realizable value     $1,117

Employee severance, benefits and related costs                   650

Other                                                             15
                                                              ------
                                                              $1,782
                                                              ------

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the Company's financial statements and notes thereto, and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" below and on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997.

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

OVERVIEW:

OneWave is an Internet software and services company dedicated to unifying disparate information systems and building integrated business solutions utilizing Internet technologies. During the first quarter of 1997, the Company had adopted a "services-led" approach to software sales. During the second quarter of 1997, there was a change in control of the Company, two senior executives departed and a new Chairman (Lennart Mengwall) and acting President and CEO (Kevin Azzouz) were appointed. New management began the process of comprehensively reviewing the Company's strategy and operations. As a result, there was a reduction in force of approximately 30% of the workforce.
Management re-organized the Company into two distinct business groups - software products and consulting services. This represents a departure from the services-led sales initiative for software products, as the two business groups are to be managed independently from one another. The Company has also hired a new Senior Vice President for the software products group. Additional changes are expected as the Company continues to re-assess its position. While the Company believes that in the long term these changes will improve Company performance, in the short term revenues will be uncertain while the Company continues through a transition period. It is premature for the Company to determine whether its new strategy and approach to sales will be successful, and the Company's plans and strategies are likely to continue to evolve. Further, there can be no assurances that the Company will be able to obtain, maintain and retain the resources, employees, executives and assets necessary for the Company to effectively pursue its strategy. The competition and market for the Company's services and technology are quickly changing, and may develop in ways not anticipated by the Company.

RESULTS OF OPERATIONS:

Revenues:
---------

Total revenues decreased $2,235,000 to $917,000 for the three months ended June 30, 1997 from $3,152,000 for the comparable quarter in 1996. The decrease was due primarily to reductions in the volume of software sales and consulting services. Additionally, OneWave software and maintenance revenue decreased by $1,946,000 to $209,000 for the three months ended June 30, 1997 from $2,155,000 for the comparable quarter in 1996. For the three months ended June 30, 1997, software license and maintenance revenues represented 27% of total revenues with the remaining 73% from consulting and education services, compared with 70% and 30%, respectively for the comparable prior year period.

Total revenues decreased $3,104,000 to $2,429,000 for the six months ended June 30, 1997 from $5,533,000 for the comparable period in 1996. The decrease was due primarily to the Company's efforts to implement a "services-led" model for its software products, and to the reorganization described in "Overview". Software and maintenance decreased by $2,379,000 to $548,000 for the six months ended June 30, 1997 from $2,927,000 for the comparable quarter in 1996. For the six months ended June 30, 1997, software license and maintenance revenues represented 23% of total revenues with the remaining 77% from consulting and education services compared with 53% and 47%, respectively, for the comparable prior year period.

Gross profit:
-------------

Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a former related party, distribution costs and product support costs. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the three months ended June 30, 1997, the gross margin for license and maintenance revenues was 4% and consulting and education services generated a gross loss percentage of 42% of revenues. For the comparable prior year quarter, the gross margin for license and maintenance revenues was 86% and the gross margin for consulting and education services was 10%. The decrease in gross margin for license and maintenance revenues compared to prior year is primarily attributable to reduced sales volume and additional costs associated with capitalized software amortization. The decrease in gross margin for consulting and education services from the comparable prior year quarter is primarily attributable to the reduction in consulting and educational services provided during the period.

For the six months ended June 30, 1997, the gross margin for license and maintenance revenues and consulting and education services was a profit of 5% and a loss of 15% respectively. For the comparable prior year six month period, the gross margin for license and maintenance revenues and consulting and education services was 79% and 30% respectively. The decrease in gross margin for license and maintenance revenues compared to prior year is directly attributable to the lower volume of license and maintenance revenues compared to prior year period. The decrease in gross margin for consulting and education services from the comparable prior year six month period is attributable to a decrease in consulting and education services revenue and an increase in average headcount and related costs.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $1,757,000 for the three months ended June 30, 1997 from $2,421,000 for the comparable prior year period, representing 192% and 77% of total revenues, respectively. Selling, general and administrative expenses decreased to $3,909,000 for the six months ended June 30, 1997 from $4,122,000 for the comparable prior year period, representing 161% and 74% of total revenues, respectively. The total dollar decrease for the three and six month periods reflects the Company's effort to bring operating costs in line with the current business needs. Particularly, there have been decreases in headcount as well as a decrease in the Company's expenditure related to marketing and advertising programs.

Research and Development Expenses:
----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses decreased to $728,000 for the three months ended June 30, 1997 from $953,000 for the comparable prior year period, representing 79% and 30% of total revenues, respectively. The total dollar decrease for the three month period is directly attributable to a purchase of technology during the quarter ended June 30, 1996. The total dollar decrease relates to a decrease in
the expenses related to purchases of technology.   Research and development
expenses increased to $1,487,000 for the six months ended June 30, 1997 from $1,352,000 for the comparable prior year period, representing 61% and 24% of total revenues, respectively. The total dollar increase for the six month period is attributable to increase in average headcount and related costs.

Restructuring Charge:
---------------------

On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the
Plan resulted in a one time charge of $1,782,000.   See "Overview" above and
note 5 of the Company's Notes to Condensed Consolidated Financial Statements for additional discussion.

Compensation to Executive Officer:
----------------------------------

During the three months ended March 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Chief Executive Officer (CEO) for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the CEO to secure his services as the Company's CEO. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $7,515,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the CEO for the shares of common stock that he purchased and the fair market value of those shares at that time; (ii) $1,000,000, relating to a payment received by the CEO from one of the Company's controlling stockholders; and
(iii) $755,000, representing the then current value of a payment guaranty that such stockholder agreed to make to the CEO in the event of a decline in the value of certain stock appreciation rights held by the CEO on capital stock of his former employer. During the three months ended June 30, 1996, the value of the guaranty declined due to an increase in the value of the stock appreciation rights. As a result, the Company recorded a favorable credit of $612,000 for the quarter. In September 1996, the CEO exercised the stock appreciation rights. Accordingly, the financial results for the three and six months ended June 30, 1997 were not affected by the guaranty.

In connection with the shares purchased by the CEO, the Company agreed to loan the CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the CEO surrendered the purchased shares in satisfaction of the loan. For the three months ended June 30, 1997, the Company has recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock and is carrying the stock at a cost of $2,280,000.

Interest Income (Expense), Net:
-------------------------------

For the three and six months ended June 30, 1997 the Company recorded net interest income of $472,000 and $986,000, respectively. The interest income is a result of interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the comparable prior year periods, the Company recorded net interest expense of $18,000 and $36,000, respectively. The expense was related to interest on notes payable to stockholders which has been repaid in full by the Company.


Liquidity and Capital Resources:
--------------------------------

The Company's operating activities utilized cash and cash equivalents of approximately $3,621,000 for the six month period ended June 30, 1997, resulting primarily from the net loss for the quarter.

The Company's investing activities, which primarily consisted of the maturity of certain of the Company's short-term marketable securities, provided cash and cash equivalents of approximately $7,234,000 for the six month period ended June 30, 1997. In April 1997, the Company funded $2,507,000 under its loan agreement with the CEO.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $387,000 for the six month period ended June 30, 1997.

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards that a company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. As a result of the change in the Company's ownership disclosed in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 1997 as described, the Company believes that its annual net operating loss deduction will be limited in accordance with the provisions defined under the Tax Reform Act of 1986. The extent of the annual limitation has not yet been determined, although management believes it will significantly impair any such benefit.

The Company currently anticipates that at its current rate of expenditures existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may in
the future seek to expand its business through possible acquisitions.   The
Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect, of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the following: ability to implement and achieve market acceptance of the Company's evolving strategy and approach to sales, changes in the Company's strategy, the Company's ability to attract, train and retain qualified personnel, changes in technology and industry standards, potential fluctuations in quarterly results, recent introduction of OneWave/TM/ products, delays in development or product releases, changes in the market for the Company's products and services, slowdown in the rate of acceptance of the Company's products, dependence of the Company's business on the Internet, increased competition, development of competing products and services, risk of software defects, reliance on certain strategic relationships, difficulties in management of growth and in the management of two distinct business groups within a single organization, dependence on key personnel, evolving distribution strategy, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, exposure for product and services liability, and those factors which are discussed in the section entitled "Certain Factors That May Affect Future Results" on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997. Upon request, the Company will provide a copy of the Annual Report without charge.

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

          None


     Item 3. Default Upon Senior Securities

          None

     Item 4. Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of shareholders was held on May 7, 1997.

          (b) The following Director was elected at the meeting: Ofer Nemirovsky. The following are the Directors whose terms of office as Directors continued after the meeting: Kevin Azzouz, Klaus P. Besier, Albert Carnesale, Manuel Diaz, Stephen R. Levy and Lennart Mengwall.

          (c) The following matters were submitted to a vote:

                                                                 VOTES IN     VOTES      VOTES     VOTES     BROKER
              MATTER SUBMITTED TO VOTE                             FAVOR     AGAINST   ABSTAINED  WITHHELD  NON-VOTES

          1.  The election of Mr. Ofer Nemirovsky as a
              Class I Director, to serve until the year
              2000 annual meeting of shareholders and
              until his successor is duly elected and
              qualified.                                         12,908,626         0         0   256,032         0

          2.  The ratification of Arthur Andersen &
              Co. LLP as the Company's independent
              accountants for the current fiscal year.           13,150,742     8,951     4,965         0         0

          (d) None.

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits
                  10   Shareholder Agreement between the Company and Avix
                       Ventures, L.P. ("Avix") dated May 7, 1997.
                  11   Statement regarding computation of earnings per share
                  27   Financial Data Schedule

          (a)   Reports on Form 8-K

                  On May 5, 1997, the Company filed a Current Report on Form 8-K concerning the execution of an agreement under which Avix agreed to purchase a majority of the Company's outstanding common stock, and under which the selling shareholders agreed to vote their share in favor of the nomination and election of the principals of Avix as Directors of the Company.

                  On June 20, 1997, the Company filed a Current Report on Form 8-K concerning (i) the consummation of the change in control transactions contemplated by the agreement disclosed in the Current Report on Form 8-K filed by the Company on May 5, 1997, (ii) the resignations of Messrs. Besier and Gallagher from the Company, and the election of a new Chairman and acting CEO, President and Treasurer, (iii) the surrender by Mr. Besier of 960,000 shares of common stock which had been pledged as security for a loan made to Mr. Besier by the Company, and (iv) a reduction in the Company's workforce.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  August 11, 1997

                              OneWave, Inc.
                              (Registrant)





                              ___________________________________________
                              David W. Chapman, duly authorized officer and Principal Financial Officer