Form 10-Q
period 1997-09-30
ONEWAVE INC
filed 1997-11-13
CIK 1011255

                                  FORM 10 - Q




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C   20549

                         ---------------------------



             [X] Quarterly report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                  quarterly period ended September 30, 1997 or

             [_] Transition report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934 for the
                 transition period from __________ to __________.

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

     One Arsenal Marketplace, Second Floor, Watertown, Massachusetts 02172
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (617) 923-6500
                                                           --------------
                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   [X]                    NO [_]


As of October 31, 1997 there were 14,368,451 shares of Common Stock outstanding.

                                 OneWave, Inc.



                               Table of Contents




PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1996 and September 30, 1997.        3

Condensed Consolidated Statements of Operations for the three and nine months ended
  September 30, 1996 and 1997.                                                            4

Condensed Consolidated Statements of Cash Flows for the nine months ended
  September 30, 1996 and 1997.                                                            5

Notes to Condensed Consolidated Financial Statements.                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
  of Operations.                                                                          8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                12

Item 2. Changes in Securities                                                            12

Item 3. Default Upon Senior Securities                                                   12

Item 4. Submission of Matters to a Vote of Security Holders                              12

Item 5. Other Information                                                                12

Item 6. Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                               13

                                 OneWave, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

Part I. Financial Information
-----------------------------

Item 1.  Condensed Consolidated Financial Statements.
                                                                                               Unaudited
                                                            December 31,                     September 30,
                                                                1996                             1997
                                                            ------------                     -------------
                                Assets
 Current Assets:
  Cash and cash equivalents                                    $ 12,868                         $ 15,700
  Marketable securities                                          27,181                           17,365
  Accounts receivable, net                                        1,784                            1,263
  Inventories                                                       304                                -
  Prepaid expenses and other current assets                         747                              560
                                                               --------                         --------

    Total current assets                                         42,884                           34,888

Property and Equipment, net                                       3,009                            1,758

Other Assets                                                        257                                -
                                                               --------                         --------

      Total assets                                             $ 46,150                         $ 36,646
                                                               ========                         ========


       Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                             $  1,454                         $  1,001
  Other current liabilities                                       4,411                            1,502
  Deferred revenue                                                  548                              545
                                                               --------                         --------

    Total current liabilities                                     6,413                            3,048

Stockholders' Equity:
  Common stock                                                       15                               15
  Additional paid-in capital                                     58,505                           58,972
  Treasury stock, at cost                                             -                           (1,998)
  Note receivable from former chief executive officer            (2,560)                               -
  Accumulated deficit                                           (16,223)                         (23,391)
                                                               --------                         --------
    Total stockholders' equity                                   39,737                           33,598

       Total liabilities and stockholders' equity              $ 46,150                         $ 36,646
                                                               ========                         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Operations
                     (In thousands except per share data)
                                  (Unaudited)

                                               Three Months Ended         Nine Months Ended
                                                September 30,               September 30,
                                            ---------------------        ------------------
                                              1996         1997           1996       1997
                                            -------       -------        ----        ----
Revenues
    Software license and maintenance        $ 3,961       $   443       $  6,888    $   991
    Consulting and education services         1,373         1,265          3,979      3,146
                                            -------       -------       --------    -------
       Total revenues                         5,334         1,708         10,867      4,137

 Cost of Revenues:
    Software license and maintenance            386            39            996        557
    Consulting and education services         1,459         1,189          3,277      3,361
                                            -------       -------       --------    -------
       Total cost of revenues                 1,845         1,228          4,273      3,918
                                            -------       -------       --------    -------

Gross profit                                  3,489           480          6,594        219

 Operating Expenses:
   Selling, general and administrative        3,371         1,013          7,493      4,922
   Research and development                   1,073           371          2,425      1,858
   Restructuring charge                           -             -              -      1,782
   Compensation to former chief
      executive officer                        (109)            -          6,794        227
                                            -------       -------       --------    -------
       Total operating expenses               4,335         1,384         16,712      8,789
                                            -------       -------       --------    -------

Operating loss                                 (846)         (904)       (10,118)    (8,570)

 Interest Income (Expense), net                 467           431            431      1,417
                                            -------       -------       --------    -------
Net loss before taxes                          (379)         (473)        (9,687)    (7,153)
 Income Tax Expense                               -             -              -         15
                                            -------       -------       --------    -------
Net loss                                    $  (379)      $  (473)      $ (9,687)   $(7,168)
                                            =======       =======       ========    =======

Net Loss per Common and Common
 Equivalent Share                            $(0.03)       $(0.03)        $(0.71)    $(0.49)
                                            =======       =======       ========    =======

Weighted Average Number of Common
   and Common Equivalent Shares
   Outstanding                               14,729        14,165         13,670     14,626
                                            =======       =======        =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                              ---------------------------------------------------
                                                                       1996                     1997
                                                              ---------------------------------------------------
Cash Flows from Operating Activities:
    Net loss                                                       $ (9,687)                 $ (7,168)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
              Compensation expense to former chief
                 executive officer                                    6,794                       227
              Loss on restructuring items                                 -                     1,395
              Deferred compensation expense                              41                         -
              Depreciation and amortization                             393                       898
    Change in operating assets and liabilities:
              Accounts receivable                                    (3,327)                      520
              Inventories                                                (4)                        -
              Prepaid expenses and other current assets                (390)                      164
              Due from affiliates                                         -                        55
              Accounts payable                                        1,942                      (453)
              Other current liabilities                              (1,360)                     (625)
              Deferred revenue                                          102                        (3)
                                                                   --------                  --------
    Net cash used in operating activities                            (5,496)                   (4,990)

Cash Flows from Investing Activities:
    Sales of marketable securities, net                                   -                     9,816
    Purchases of marketable securities, net                         (30,896)                        -
    Loan to former chief executive officer                                -                    (2,507)
    Purchases of property and equipment                              (2,911)                     (236)
    Capitalized software development costs                             (265)                        -
                                                                   --------                  --------
         Net cash (used in) provided by investing activities        (34,072)                    7,073

Cash Flows from Financing Activities:
    Payments on notes payable to stockholders                        (1,000)                        -
    Proceeds from issuance of redeemable convertible preferred
      stock                                                           6,780                         -
    Proceeds from issuance of common stock                           43,340                         -
    Proceeds from common stock issuance for employee stock
      purchase plan                                                       -                       126
    Net proceeds from issuance of convertible preferred stock         5,970                         -
    Retirement of Common Stock                                       (6,000)                        -
    Proceeds from the exercise of stock options                         141                       623
                                                                   --------                  --------
    Net cash provided by financing activities                        49,231                       749

Net Increase in Cash and Cash Equivalents                             9,663                     2,832

Cash and Cash Equivalents, beginning of period                          105                    12,868
                                                                   --------                  --------
Cash and Cash Equivalents, end of period                           $  9,768                  $ 15,700
                                                                   ========                  ========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                       $     92                  $      8
                                                                   ========                  ========
    Cash paid for income taxes                                     $      -                  $     15
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


2.   Computation of  Net Loss Per Common and Common Equivalent Share

For the three month and nine month periods ended September 30, 1996 and 1997 net loss per common share was computed based upon the weighted average number of common shares. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (" SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options, redeemable convertible preferred stock and convertible preferred stock ) issued during the twelve month period prior to the date of the Company's initial public offering ("IPO") have also been included in the calculation of weighted average common and common equivalent shares outstanding for the three month and nine month periods ended September 30, 1996.

In March 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards 128, Earnings Per Share.   This pronouncement is
effective for fiscal years ending after December 15, 1997. The more significant changes are the replacement of primary earnings per share with "basic" earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, with no consideration given for any potentially dilutive securities. Fully diluted earnings per share, now called "diluted" earnings per share, is still required. As net losses were presented for the 1997 and 1996 periods in the accompanying consolidated financial statements, the pro forma loss per share, computed under the new statement, is the same as the loss per share presented.


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

4.   Treasury Stock

In April 1997, the Company funded $2,507,000 under a loan agreement with its former Chief Executive Officer. The loan was secured by a first priority pledge of 960,000 shares of the Company's common stock. In June 1997, the former Chief Executive Officer resigned from the Company and surrendered these shares in satisfaction of the loan agreement. The market price of $2.375 on the date the shares were surrendered was used to determine the cost of the treasury stock. The 960,000 shares have been classified as treasury stock with a total cost of $2,280,000. The $277,000 difference between the amount of the loan and the cost of the treasury stock was recorded as a charge to operations and is classified as compensation to former chief executive officer. As of September 30, 1997, the Company has distributed approximately 119,000 shares from treasury for the Company's employee stock option and the employee stock purchase plans.

5.   Restructuring Charge

On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the
Plan resulted in a one time charge of $1,782,000.   Included in other current
liabilities at September 30, 1997 is $277,000 relating to the restructuring charge.

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
                                                                      ------
                                                                      $1,782
                                                                      ------


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto, and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" below and on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997.

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

OVERVIEW:

OneWave is an Internet software and services company dedicated to unifying disparate information systems and building integrated business solutions utilizing Internet technologies. The Company is organized into two distinct business groups; Software Products and Consulting Services. In October 1997, the Company promoted the senior vice president for the Software Products group to president of that organization. The Company is currently searching for a president for the Consulting Services group. While the Company believes that in the long term these changes will improve Company performance, in the short term revenues will be uncertain while the Company continues through a transition period. It is premature for the Company to determine whether its new strategy and approach to sales will be successful, and the Company's plans and strategies are likely to continue to evolve. Further, there can be no assurances that the Company will be able to obtain, maintain and retain the resources, employees, executives and assets necessary for the Company to effectively pursue its strategy. The competition and market for the Company's services and technology are quickly changing, and may develop in ways not anticipated by the Company.

RESULTS OF OPERATIONS:

Revenues:
---------

Total revenues decreased $3,626,000 to $1,708,000 for the three months ended September 30, 1997 from $5,334,000 for the comparable quarter in 1996. The decrease was due primarily to reductions in the volume of software licenses as a result of the Company's transition to a new product sales strategy during the first quarter of 1997. Additionally, software and maintenance revenue decreased by $3,518,000 to $443,000 for the three months ended September 30, 1997 from $3,961,000 for the comparable quarter in 1996. Consulting and education services revenue decreased by $108,000 to $1,265,000 for the three months ended September 30, 1997 from $1,373,000 for the comparable quarter in 1996. For the three months ended September 30, 1997, software license and maintenance revenues represented 26% of total revenues with the remaining 74% from consulting and education services, compared with 74% and 26%, respectively for the comparable prior year period.

Total revenues decreased $6,730,000 to $4,137,000 for the nine months ended September 30, 1997 from $10,867,000 for the comparable period in 1996. The decrease was due primarily to the Company's change in product sales strategy in the first quarter and the subsequent change in management during the second quarter, resulting in an effort to redefine the Company's product and services strategies. Software and maintenance decreased by $5,897,000 to $991,000 for the nine months ended September 30, 1997 from $6,888,000 for the comparable quarter in 1996. Consulting and education services decreased by $833,000 to $3,146,000 for the nine months ended September 30, 1997 from $3,979,000 for the comparable quarter in 1996. For the nine months ended September 30, 1997, software license and maintenance revenues represented 24% of total revenues with the remaining 76% from consulting and education services compared with 63% and 37%, respectively, for the comparable prior year period.

Gross profit:
-------------

Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a former related party, distribution costs and product support costs. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the three months ended September 30, 1997, the gross margins for license and maintenance revenues and consulting and education services were 91% and 6%, respectively. For the comparable prior year quarter, the gross margin for license and maintenance was 90% and consulting and education services generated a gross loss percentage of 6%. The decrease in gross margin for license and maintenance revenues compared to prior year is primarily attributable to reduced sales volume. The decrease in gross margin for consulting and education services from the comparable prior year quarter is primarily attributable to the reduction in consulting and educational services provided during the period.

For the nine months ended September 30, 1997, the gross margin for license and maintenance revenues and consulting and education services was a profit of 44% and a loss of 7%, respectively. For the comparable prior year nine month period, the gross margin for license and maintenance revenues and consulting and education services was 86% and 18%, respectively. The decrease in gross margin for license and maintenance revenues compared to prior year is directly attributable to the lower volume of license and maintenance revenues compared to prior year period. The decrease in gross margin for consulting and education services from the comparable prior year nine month period is attributable to a decrease in consulting and education services revenue while headcount and related costs remained level.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $1,013,000 for the three months ended September 30, 1997 from $3,371,000 for the comparable prior year period, representing 59% and 63% of total revenues, respectively. Selling, general and administrative expenses decreased to $4,922,000 for the nine months ended September 30, 1997 from $7,493,000 for the comparable prior year period, representing 119% and 69% of total revenues, respectively. The total dollar decrease for the three and nine month periods reflects the effects of the restructuring occurring late in the second quarter of 1997.
Specifically, there have been decreases in headcount and related costs and decreases in expenditures related to marketing and advertising programs.

Research and Development Expenses:
----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses decreased to $371,000 for the three months ended September 30, 1997 from $1,073,000 for the comparable prior year period, representing 22% and 20% of total revenues, respectively. The total dollar decrease for the three month period is directly attributable to the Company's restructuring which occurred during the second quarter of 1997. Reductions in the costs associated with headcount account for the majority of the decline in research and
development expenses.   Research and development expenses decreased to
$1,858,000 for the nine months ended September 30, 1997 from $2,425,000 for the comparable prior year period, representing 45% and 22% of total revenues, respectively. The total dollar decrease for the nine month period is attributable to a decrease in average headcount and related costs.

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

Compensation to Former Chief Executive Officer:
-----------------------------------------------

During the three months ended March 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the Company's former Chief Executive Officer (CEO) for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the former CEO to secure his services as the Company's CEO. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $7,515,000 related to these transactions. This non-cash expense consists of: (i) $5,760,000, which represents the difference between the purchase price paid by the former CEO for the shares of common stock that he purchased and the fair market value of those shares at that time; (ii) $1,000,000, relating to a payment received by the former CEO from one of the Company's controlling stockholders; and (iii) $755,000, representing the then current value of a payment guaranty that such stockholder made to the former CEO in the event of a decline in the value of certain stock appreciation rights held by the former CEO on capital stock of his former employer. During the three months ended September 30, 1996, the value of the guaranty declined due to an increase in the value of the stock appreciation rights. As a result, the Company recorded a favorable credit of $109,000 for the quarter. In September 1996, the former CEO exercised the stock appreciation rights. Accordingly, the financial results for the three and nine months ended September 30, 1997 were not affected by the guaranty.

In connection with the shares purchased by the former CEO, the Company agreed to loan the former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the former CEO surrendered the purchased shares in satisfaction of the loan. For the nine months ended September 30, 1997, the Company has recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company classified the shares acquired as treasury stock.

Interest Income (Expense), Net:
-------------------------------

For the three and nine months ended September 30, 1997 the Company recorded net interest income of $431,000 and $1,417,000, respectively. The interest income is a result of interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the comparable prior year periods, the Company recorded net interest income of $467,000 and $431,000, respectively. The income during the 1996 periods was primarily generated from the interest earned from the proceeds from the initial public offering. The income during the 1996 periods was reduced by interest expense related to interest on notes payable to stockholders which has been repaid in full by the Company.

Liquidity and Capital Resources:
--------------------------------

The Company's operating activities utilized cash and cash equivalents of approximately $4,990,000 for the nine month period ended September 30, 1997, resulting primarily from the net losses for the nine month period.

The Company's investing activities, which primarily consisted of the realization of certain of the Company's short-term marketable securities at maturity, provided cash and cash equivalents of approximately $7,073,000 for the nine month period ended September 30, 1997. In April 1997, the Company funded $2,507,000 under its loan agreement with the former CEO.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $749,000 for the nine month period ended September 30, 1997.

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

The Company currently anticipates that at its current rate of expenditures, existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 1998. Thereafter, the Company may need to raise additional funds. The Company may in
the future seek to expand its business through possible acquisitions.   The
Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect, of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the following: ability to implement and achieve market acceptance of the Company's evolving strategy and approach to sales, changes in the Company's strategy, the Company's ability to attract, train and retain qualified personnel, changes in technology and industry standards, potential fluctuations in quarterly results, recent introduction of OneWave(TM) products, delays in development or product releases, changes in the market for the Company's products and services, slowdown in the rate of acceptance of the Company's products, dependence of the Company's business on the Internet, increased competition, development of competing products and services, risk of software defects, reliance on certain strategic relationships, difficulties in management of growth and in the management of two distinct business groups within a single organization, dependence on and difficulties in retaining key personnel, evolving distribution strategy, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, exposure for product and services liability, and those factors which are discussed in the section entitled "Certain Factors That May Affect Future Results" on page 16 of the Company's Annual Report on Form 10-K dated March 28, 1997. Upon request, the Company will provide a copy of the Annual Report without charge.

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

          None


  Item 3. Default Upon Senior Securities

          None

  Item 4. Submission of Matters to a Vote of Security Holders

          None.

  Item 5. Other Information

          On August 22, 1997, John Coviello, the Vice President of Technology resigned from OneWave to pursue new opportunities.

          On August 13, 1997, Manuel Diaz resigned as a member of the Company's Board of Directors.

  Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits
                11   Statement regarding computation of net loss per share
                27   Financial Data Schedule

          (b)   Reports on Form 8-K

                None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  November 13, 1997


                                  OneWave, Inc.
                                  (Registrant)




                                  /s/ David W. Chapman
                                  ---------------------------------------------
                                  David W. Chapman, duly authorized officer and Principal Financial Officer