Form 10-K
period 1997-12-31
ONEWAVE INC
filed 1998-03-31
CIK 1011255

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                           ONE ARSENAL MARKETPLACE,
                              WATERTOWN, MA 02172
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE: (617) 923-6500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 23, 1998 was $15,532,615.

  The number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 23, 1998 was 14,370,616.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated by reference into Part III of this Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT FUTURE RESULTS" ON PAGE 15 OF THIS ANNUAL REPORT.

                                    PART I

ITEM 1. BUSINESS

  OneWave, Inc. ("OneWave" or the "Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, OneWave has helped organizations to build applications that integrate and extend disparate information systems. In the past, OneWave focused on developing and marketing its application development products, along with implementation services.

  At the end of the second quarter of 1997, there was a change in control of the Company. Avix Ventures, L.P. ("Avix") purchased a majority interest in the Company from a group of the Company's principal shareholders. Two senior executives resigned, and Lennart Mengwall, a principal at Avix with 30 years of experience in the information technology industry, was thereafter appointed the new Chairman and, subsequently, Chief Executive Officer of the Company. New management immediately undertook a comprehensive review of the Company's strategy and operations. As a result of this review, the Company took steps to reduce expenses, including reducing OneWave's workforce by approximately 39%. At the same time, the Company was re-organized into two distinct business units: the Consulting Services Group (CSG) and the Software Products Group (SPG). The Company believed that a re-organization into two separate business units would allow each business to focus on its core competencies.

  Late in the first quarter of 1998, the Company made a decision to unify its two business units into a single consulting services organization focused on delivering business and information technology solutions on a fixed-price/fixed-time basis. As a result, the Company does not anticipate the future marketing of its current stand alone software products. The Company intends to extend its current services business to emphasize building cross-enterprise, e-Business solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to bring together customers, vendors, suppliers and employees in ways that are generally designed to enhance commerce among business partners.

  OneWave intends to utilize innovative methodologies combined with cutting-edge technical capabilities to conceptualize, design, develop, and deploy e-Business solutions facilitated by Internet technologies. The Company believes that this focus will allow OneWave to more effectively leverage its core competencies to deliver maximum value to its customers through consulting services centric solutions.

BUSINESS BACKGROUND

 Evolution of Business Processes

  In response to increased competitive pressures, businesses in recent years have engaged in the extensive re-engineering of critical business processes. At first, these efforts focused primarily on realizing productivity and efficiency gains within functional areas, such as finance, sales and marketing, manufacturing, and resource planning. As gains in these areas began to plateau, organizations shifted the focus of their process design efforts from departmental to enterprise business processes. Enterprise business processes span functional boundaries and require sharing of information across departmental information systems. A number of software vendors have been successful in selling enterprise client/server systems to support this type of enterprise re-engineering. In addition, systems integration firms have provided services to integrate disparate departmental systems to support unified enterprise business processes.

  Most recently, organizations have begun to realize the potential of a new generation of e-Business solutions to link business partners and customers through a set of common business applications. For example, business partners can automate complex business transactions, or streamline current business processes, such as the cycle of order processing, fulfillment, payment, inventory tracking and replenishment, and shipment confirmation. Creating and managing these processes requires a new approach, which must include innovative techniques and methodologies for all aspects of building and designing solutions that address the needs of multiple organizations.

 Internet Technologies and the Demand for e-Business Solutions

  The recent emergence and rapid development of Internet technologies has created the opportunity to implement business solutions that are truly collaborative by leveraging the convenience, availability and world-wide reach of the Internet. OneWave believes that businesses will be able to realize substantial productivity and efficiency gains by using Internet technologies to facilitate systems integration and support collaborative business processes.

  However, as companies begin to take advantage of Internet technologies, they find that the Internet provides an infrastructure for communication but does not by itself enable organizations to build business processes characteristic of e-Business. Developing e-Business solutions requires methodologies that can resolve the competing demands of potential business partners, as well as solve complex systems integration issues as they arise.

  For this reason, the Company believes that there is a strong demand for consulting services to design and implement innovative e-Business solutions. The Company further believes that few companies today have the combination of expertise in consulting methodology and integration technologies required for building such solutions.

STRATEGY

 Evolution of OneWave's Strategy

  Prior to the change in the Company's senior executive management in the second quarter of 1997, OneWave built its services strategy around its technology for the integration of disparate legacy systems. Following the change of control and subsequent review of its operations, the Company modified its strategy. Specifically, the Company established the Consulting Services Group and Software Products Group as independent business units to allow each to focus on its core competencies.

 Consulting Services Group

  The Consulting Services Group (CSG) was chartered to build strategic applications for customers seeking to integrate and extend core business systems using best-of-breed technologies. These strategic applications delivered value to customers by supporting entirely new business processes based on Internet infrastructures.

  In the second half of 1997, CSG formalized its OneSTEP(TM) methodology for delivering complete, comprehensive, and effective business solutions. OneWave's OneSTEP methodology utilizes a fixed-price/fixed-time approach that allows clients to implement solutions rapidly, while giving them control over each distinct phase of the process.

  Using this model, applications are split into several phases. Each phase is carefully chosen to incorporate valuable business functionality, and also to be deliverable within a short timeframe. The phases are then delivered in the following Steps:

  Scope: The purpose of the Scope Step is to clearly define application objectives and requirements, build a strong business case for the application, and begin building a project team. At the end of the Scope Step, the client's project team presents its findings to its management and reviews the actions required to undertake the next Step. OneWave's presentation includes a fixed-price/fixed-time frame proposal for the next Step, and an estimated price and timeframe for the Development Step.

  SWAT Workshop (SWAT): The SWAT Workshop is an optional, intensive, three-week program designed to build consensus within the client's organization for the proposed application. As part of a SWAT, OneWave facilitates sessions with the client that clarify the business case and calculate the projected return on investment for the proposed application. In addition, the client's project team and OneWave develop a live prototype that connects to the current in-house applications. This prototype is presented to the customer's executive management team on the last day of the program. A SWAT is most useful for clients seeking to create additional momentum for proceeding with a project. The workshop provides application stakeholders with justification for beginning the development life cycle.

  Design: The purpose of the Design Step is to define all aspects of the application and formulate a schedule for the Development Step. As part of the Design Step, customers may opt to build a live prototype that is representative of the final application. OneWave consultants facilitate discussions with end-users and technical staff to define specifications for graphical user interfaces, application functionality, system performance and connectivity to existing systems.

  Development: The purpose of the Development Step is to build and test the fully functional application. Frequent checkpoint meetings and user acceptance testing ensure that the application adheres to the specifications set forth in the Design Step.

  Rollout: The Rollout Step involves deploying the fully developed and tested system to the client's production environment. Continuous involvement in the Scope, Design, and Development Steps of the project builds a knowledge base within the client's technical staff and increases client self-sufficiency.

  OneWave expects that the OneSTEP methodology will be its foundation for delivering e-Business solutions. OneWave believes that the OneSTEP methodology will evolve as the Company continues to refine its methods for scoping, designing, and delivering such solutions based on a multi-organization collaborative process. OneWave further believes that few service companies are delivering this type of solution today, and that, consequently, there is no commonly accepted business model for doing so. OneWave believes that to be successful, it will need to create innovative business practices that assist business partners to collaborate through all phases of the development cycle.

 Software Products Group

  The Software Products Group (SPG) was chartered to build production-quality application development tools based on OneWave's existing technology base. From its inception, the Company has specialized in tools for building multi-tiered applications that connect complex enterprise systems to the Internet. The Company's principal software product, OneWave Enterprise, provided an end-to-end solution for building multi-tiered Internet-based applications.

  After an extensive review of the market for Internet-based application development tools, the Company concluded, that the rapid emergence of full-featured application development tools for building user interfaces and the rapid maturation of Web servers from industry leaders limited the market opportunity for an end-to-end application development product from OneWave. Based on this assessment, the Company concluded its ability to connect to complex, back-end enterprise systems from market leading Web servers was the preferred utilization of its core technical competencies given the then current status of market opportunities. This ability to connect to a variety of disparate systems is a fundamental enabling technology for building distributed Web-based applications that leverage information and business functionality across inter-company systems. Consequently, SPG focused on developing technologies and application development tools for connecting legacy systems to market leading Web servers. While SPG continued to support existing OneWave Enterprise customers, development resources in the second half of 1997 were primarily allocated to enhancing OneWave's connectivity technology.

  The Company intended to market its technology as a licensed software product called OneWave Connector(TM). After evaluating the results of market tests and competitive developments, the Company decided that marketing OneWave Connector as a licensed product was not the most effective way to deliver the value of the technology to customers. Instead, the Company intends to leverage the expertise acquired through the development of the OneWave Connector technology, where appropriate, in the development and deployment of solutions that require integration of disparate enterprise systems.

 OneWave's Unified Strategy: Delivering Next-Generation Solutions for e-
Business

  Late in the first quarter of 1998, OneWave began to focus on building e-Business solutions to meet the growing demand for a new generation of business applications that enable collaboration between organizations, their business partners, and their customers. OneWave intends to market a well-defined set of service offerings based on its current OneSTEP methodology, with an emphasis on ensuring process definition and business application implementation.

  To support this unified solutions strategy, the Consulting Services Group and the Software Products Group will no longer operate as independent business units. The Company believes that combining the core competencies of CSG and SPG enhances OneWave's ability to differentiate itself in the market for building business-to-business solutions. The Company further believes OneWave's set of core competencies can be leveraged to provide customers with rapid development of production-quality solutions.

  While the Company believes that in the long term its change of business focus will improve Company performance, in the short term revenues will be uncertain while the Company solidifies its service offerings and progresses through its transition period. Among other things the Company must build its sales organization and re-deploy employees previously focused on its software product offering. It is premature for the Company to determine whether its new strategy will be successful, and the Company's plans and strategies are likely to continue to evolve.

STRATEGIC RELATIONSHIPS

  To reach a broad potential customer base, the Company believes that it must develop partnerships in multiple sales channels. OneWave's partnerships with complementary technology vendors and systems integrators have to date focused on promoting the Company's products, augmenting the Company's product capabilities, and providing consulting services to support application development efforts using the Company's products. OneWave's new strategy of providing consulting services to support the development of collaborative business solutions changes the way in which the Company will approach its partnerships. OneWave is in the process of re-evaluating and re-focusing existing partnerships.

COMPETITION

  The market for custom software solutions and technologies is intensely competitive and subject to rapid technological change. OneWave expects competition to persist and intensify in the future. OneWave has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing resources, name recognition and customer base. OneWave's current and potential competitors include, among others: consulting divisions of leading software system providers and hardware manufacturers; solution services companies; and software vendors whose packaged applications can be used or customized to support e-Business processes.

  OneWave's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their consulting services than the Company. Also, the Company's current and potential competitors generally have greater financial or management resources, name recognition, or more extensive customer bases that could be leveraged, thereby potentially limiting OneWave's market share. OneWave expects to face additional competition as other established and emerging firms enter the market for customized e-Business system integration services. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability to address the needs of OneWave's prospective customers. Such competition could materially and adversely affect OneWave's ability to obtain and retain support for its services. There can be no assurance that OneWave will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

  The principal factors affecting the market for OneWave's services are expertise in functional areas and system implementation, price, customer support, and project management. The failure to compete successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

  Historically, the Company has made substantial investments in product development and technology integration. The OneWave product line has been developed primarily by the Company's internal development staff. Certain technologies also have been purchased and integrated into OneWave products. The Company's expenditures for research and development during 1995, 1996 and 1997 were $3,182,000, $3,529,000 and $2,167,000 respectively.

  The Company believes that its investment in developing proprietary technology has resulted in considerable expertise in software development methodologies, back-end integration techniques, and Internet application development tools, as well as the intrinsic value of the technology itself. This expertise serves to differentiate OneWave from other companies offering solution services.

PROPRIETARY RIGHTS

  OneWave relies on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other means to protect its proprietary rights in its technology. The Company has filed applications for registration of its various trademarks. There can be no assurance that any trademark or patent applications will result in issued patents or trademarks or that, if issued, such patents or trademarks would be upheld if challenged.

  There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology or methodologies, or that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or methodologies or independent development by others of similar technology or methodologies. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

  There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not the subject of any legal action alleging the infringement of any copyright or trademark rights of any person or of any violation of trade secrets or other proprietary rights claimed by any third party relating to the Company or the Company's technology or methodologies, nor is the Company aware of any threatened litigation with regard thereto. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

  The Company believes that, due to the rapid pace of technological innovation, its ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its consulting and development personnel than upon the legal protections afforded to its existing technology.

EMPLOYEES

  As of March 23, 1998, OneWave had a total of 62 employees. The Company's future success depends in significant part upon the continued service of its key technical, consulting, and senior management personnel, and its continuing ability to attract and retain highly qualified technical, services, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or that it will be able to attract and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be generally good.

  In order for OneWave to fully exploit the market opportunity for its services, an effective planning and management process is required. The industry's rapid rate of change has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. The senior members of the Company's management team joined OneWave during 1997 and early 1998. In addition, many of the Company's consulting staff were only recently hired and in June 1997 the Company experienced a significant reduction in its senior management staff and operational staff. To manage potential future growth, OneWave must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's future operating results also will depend on its ability to expand and train its sales and marketing organizations and implement and manage new distribution channels to penetrate different and broader markets. Currently the Company has only 3 sales personnel including the vice president of sales and market, Joe Seebach, formerly the president of the Software Products Group. If OneWave is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

  The Company leases approximately 26,000 square feet of office space in Watertown, Massachusetts under a five-year lease agreement which commenced in March 1996. Depending on its future growth, if any, the Company may need to expand its existing facilities or obtain additional space prior to the end of 1998. Management believes that adequate facilities for expansion will be available, if necessary, at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of its operations, the Company is subject to performance under contracts and has certain legal actions and contingencies pending. However, in management's opinion, any such outstanding matters would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

 Market Information

  The Company's Common Stock, $.001 par value ("Common Stock"), has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on July 3, 1996 and currently trades under the symbol "OWAV." The following table sets forth the high and low of the closing bid prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                              MARKET PRICES (1)
                                                              ------------------
     1996 FISCAL QUARTERS                                       HIGH      LOW
     --------------------                                     --------- --------
     Third (from July 3)..................................... $   18.00 $  12.75
     Fourth.................................................. $   17.25 $   7.00
                                                              MARKET PRICES (1)
                                                              ------------------
     1997 FISCAL QUARTERS                                       HIGH      LOW
     --------------------                                     --------- --------
     First................................................... $    8.88 $   1.94
     Second.................................................. $    2.69 $   1.63
     Third................................................... $    3.06 $   2.44
     Fourth.................................................. $    2.88 $   1.56

--------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 Holders

  The number of record holders of the Company's Common Stock as of March 23, 1997 was approximately 140.

 Dividends

  The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1997 and December 31, 1996. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company, including the Notes thereto, included elsewhere in this Annual Report. The consolidated statements of operations data set forth below for the fiscal years ended December 31, 1995, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996 and 1997, are derived from the Company's audited financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this report. The consolidated statements of operations data for the period from inception (January 19, 1994) to December 31, 1994 and the Consolidated balance sheet data as of December 31, 1994 and 1995 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results are not indicative of the results of operations to be expected in the future.

                          JANUARY 19, 1994   YEAR ENDED   YEAR ENDED   YEAR ENDED
                           (INCEPTION) TO   DECEMBER 31, DECEMBER 31, DECEMBER 31,
                          DECEMBER 31, 1994     1995         1996         1997
                          ----------------- ------------ ------------ ------------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Software license and
   maintenance..........       $   --         $ 2,151      $  8,106     $ 1,248
  Consulting and
   education services...           --           3,919         5,098       4,399
                               -------        -------      --------     -------
    Total revenues......           --           6,070        13,204       5,647
Cost of Revenues:
  Software license and
   maintenance..........           --             717         1,517         638
  Consulting and
   education services...           --           2,684         4,001       4,494
                               -------        -------      --------     -------
    Total cost of
     revenues...........           --           3,401         5,518       5,132
    Gross profit........           --           2,669         7,686         515
Operating Expenses:
  Selling, general and
   administrative.......           286          2,108        10,565       5,845
  Research and
   development..........           894          3,182         3,529       2,167
  Restructuring charge..           --             --            --        1,782
  Compensation to former
   chief executive
   officer..............           --             --          6,794         227
                               -------        -------      --------     -------
    Total operating
     expenses...........         1,180          5,290        20,888      10,021
                               -------        -------      --------     -------
    Operating loss......        (1,180)        (2,621)      (13,202)     (9,506)
Interest (Expense)
 Income, net............           --             (77)          953       1,885
                               -------        -------      --------     -------
  Loss before income
   taxes................        (1,180)        (2,698)      (12,249)     (7,621)
Income Tax Expense......           --             --             95          15
                               -------        -------      --------     -------
  Net loss..............       $(1,180)       $(2,698)     $(12,344)    $(7,636)
                               =======        =======      ========     =======
Basic and Diluted Net
 Loss per Common Share..       $  (.15)       $  (.28)     $  (1.03)    $  (.52)
                               =======        =======      ========     =======
Shares Used in Computing
 Net Loss per Common
 Share..................         7,933          9,492        12,560      14,560
                               =======        =======      ========     =======
                                                DECEMBER 31,
                          --------------------------------------------------------
                                1994            1995         1996         1997
                          ----------------- ------------ ------------ ------------
BALANCE SHEET DATA:
Cash, cash equivalents
 and marketable
 securities.............       $   --         $   105      $ 40,050     $33,713
Working capital
 (deficit)..............          (932)        (1,967)       36,471      31,836
Total assets............            63          2,626        46,151      36,266
Stockholders' equity
 (deficit)..............          (868)        (2,804)       39,737      33,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

  The Company was incorporated in January 1994. Since its inception, OneWave has helped organizations build applications that integrate and extend disparate information systems. In the past, OneWave focused on developing and marketing its application development products, along with implementation services.

  At the end of the second quarter of 1997, there was a change in control of the Company. Avix Ventures, L.P. ("Avix") purchased a majority interest in the Company from a group of the Company's principal shareholders. Two senior executives resigned, and Lennart Mengwall, a principal at Avix with 30 years of experience in the information technology industry, was thereafter appointed the new Chairman and, subsequently, Chief Executive Officer of the Company. New management immediately undertook a comprehensive review of the Company's strategy and operations. As a result of this review, the company took steps to reduce expenses, including reducing OneWave's workforce by approximately 39%. At the same time, the Company was re-organized into two distinct business units: the Consulting Services Group (CSG) and the Software Products Group
(SPG). The Company believed that a re-organization into two separate business units would allow each business to focus on its core competencies.

  Late in the first quarter of 1998, the Company made a decision to unify its two business units into a single organization focused on delivering e-Business solutions. As a result, the Company's management does not anticipate the future marketing of stand alone software product offerings. Accordingly, management can not currently anticipate revenue levels. However, management does anticipate incurring significant expenses as the Company attempts to grow its sales and consulting staff. The Company intends to expand its current services business to emphasize building, cross-enterprise, e-Business solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to bring together customers, vendors, suppliers and employees in ways that are generally designed to enhance commerce among business partners.

  OneWave intends to utilize innovative methodologies combined with cutting-edge technical capabilities to conceptualize, design, develop, and implement e-Business solutions facilitated by Internet technologies. The Company believes that this focus will allow OneWave to more effectively leverage its core competencies to deliver maximum value to its customers through consulting services centric solutions.

  In 1994, the Company focused on research and development and did not generate revenues. In 1995, the Company generated revenues primarily through the reselling of software licenses of a related party, offering the associated maintenance, and providing consulting and education services. These revenues contributed to the funding of increased research and development and the creation of market awareness for the OneWave product line (the Company previously sold its product under the OpenScape name). The Company began shipping OpenScape products in late December 1995. In 1996, the Company primarily sold its products through alliance partners and its direct sales force. Alliance partners generated 47% of 1996 revenues, primarily through a limited number of large software license sales. The direct sales channel generated 51% of 1996 revenues. The direct sales model did not develop into a predictable source of revenue during 1996. The remaining 2% of 1996 revenues was primarily generated from value added resellers.

  Included in revenues generated from alliance partners during 1996 were $2,920,000 of software license fees and $514,000 of consulting services revenues associated with the development of vertical applications in conjunction with Internet Business Solutions, Inc. (IBS). IBS provided up to 100% of the funding of the purchase of software licenses and consulting services in return for certain rights in the developed applications. IBS was then a related party of the Company. See Note 4 (d) of Notes to the Consolidated Financial Statements.

  The Company has a limited operating history upon which to base an evaluation of the Company and its prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets and technologies. To address these risks, the Company must, among other things, grow the consulting business, respond to competitive developments, successfully adjust the Company's strategy to changes in the marketplace, identify channels for the Company's services, continue to attract, retain and motivate qualified management and other employees, and remain knowledgeable with new and emerging technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date and its ability to generate significant revenues is subject to substantial uncertainty. The limited operating history of the Company makes the prediction of future results of operations difficult and therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability. The Company has incurred net losses since inception and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

RESULTS OF OPERATIONS:

  The following table sets forth certain operational data as a percentage of total revenues for the years ended December 31, 1995, 1996, and 1997:

                                               YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1995       1996       1997
                                               -------    -------    --------
   Revenues:
     Software license and maintenance........       35 %       61 %        22 %
     Consulting and education services.......       65         39          78
                                               -------    -------    --------
       Total revenues........................      100        100         100
   Cost of Revenues:
     Software license and maintenance........       12         12          11
     Consulting and education services.......       44         30          80
                                               -------    -------    --------
       Total cost of revenues................       56         42          91
       Gross profit..........................       44         58           9
   Operating Expenses:
     Selling, general and administrative.....       35         80         104
     Research and development................       52         26          38
     Restructuring charge....................       --         --          32
     Compensation to former chief executive
      officer................................       --         51           4
                                               -------    -------    --------
       Total operating expenses..............       87        157         177
       Operating loss........................      (43)       (99)       (168)
   Interest (Expense)/Income, net............       (1)         7          33
                                               -------    -------    --------
     Loss before provision for income taxes..      (44)       (92)       (135)
   Provision for Income Taxes................       --          1          --
                                               -------    -------    --------
     Net loss................................      (44)%      (93)%      (135)%
                                               =======    =======    ========

1997 COMPARED TO 1996

 Revenues:

  Total revenues decreased by $7,557,000 to $5,647,000 in 1997 from $13,204,000 in 1996. The decrease was due primarily to decreases in the volume of sales of the Company's software products. For the fiscal year ended December 31, 1997, software license and maintenance revenues represented 22% of total revenues with the remaining 78% derived from consulting and education services, compared with 61% and 39%, respectively, for the comparable prior year. In early 1997, the Company changed its direct sales strategy to a solutions-based model due to the failure to obtain repeatable software product sales. The Company's revenues were negatively impacted as the Company transitioned to this new model. During the second quarter of 1997, a change in the

Company's senior executive management combined with the departure of two senior executives and a reduction in force caused the Company to again evaluate its approach to selling its products and services. As a result, the Company separated into two business units, the Software Products Group and the Consulting Services Group. During the second half of 1997, the two business units focused on developing their individual core competencies. The Company's revenues remained relatively flat through each quarter of 1997. The resale of third-party software license and maintenance revenues decreased by $1,639,000 to $121,000 in 1997 from $1,760,000 in 1996.

  Late in the first quarter of 1998, the Company made a decision to unify its two business units into a single consulting services organization focused on delivering business and information technology solutions on a fixed-price/fixed-time basis. As a result, the Company does not anticipate the future marketing of stand alone software product offerings. The Company intends to extend its current services business to emphasize building cross-enterprise, e-Business solutions. The Company believes that this focus will allow OneWave to more effectively leverage its core competencies to deliver maximum value to its customers, but as of yet has not generated new revenues from its efforts. The Company's management can not currently anticipate revenue levels for the business.

 Gross profit:

  Total gross profit decreased by $7,170,000 to $515,000 in 1997 from $7,685,000 in 1996. The cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a third-party vendor, distribution costs and product support costs. See Note 4(b) of the Notes to the Consolidated Financial Statements. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the year ended December 31, 1997, total gross margin decreased to 9% of total revenues from 58% of total revenues for the comparable prior year period. The gross margin for software license and maintenance revenues in 1997 was 49% and the gross loss percentage for consulting and education services revenues was 2%, compared with 81% and 22%, respectively, for the comparable prior year. The decrease in total gross margin from the comparable prior year is primarily attributable to a decrease in software revenues as a percentage of total revenues, since software revenues have higher profit margins. The decrease in gross margin for software license and maintenance revenues compared to the prior year is attributable to the higher levels of fixed cost of facilities and equipment as a percentage of software license and maintenance revenues. The decrease in gross margin for consulting and education services from the comparable prior year is attributable to an increase in fixed costs of facilities and equipment allocated to the consulting group and the cost associated with the continued use of third-party service providers as a percentage of consulting and education services revenues. Management can not currently anticipate gross profit levels for 1998 as the Company has recently modified its business strategy.

 Selling, General and Administrative Expenses:

  Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $5,845,000 for the year ended December 31, 1997 from $10,565,000 for the comparable prior year, representing 104% and 80% of total revenues of such years, respectively. The decrease of $4,720,000 in 1997 from 1996 reflects the Company's reduced headcount as a result of the Company's restructuring plan implemented during 1997.

 Research and Development Expenses:

  Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. To date, the Company has expensed all internal software development costs as incurred. Research and development expenses decreased to $2,167,000 for the year ended December 31, 1997 from $3,529,000 for the comparable prior year, representing 38% and 26% of total revenues, respectively. The decrease in research and development expenses is attributable to the decrease in headcount as a result of the Company's execution of its restructuring plan during 1997. Under the Company's new e-Business strategy, research and development efforts may decline relative to the Company's total expenditures.

 Restructuring Charge:

  On June 9, 1997, the Company announced that it had implemented a plan (the "Restructuring Plan") to restructure the Company's operations. The Restructuring Plan included write-offs and write-downs of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Restructuring Plan resulted in a one time charge of $1,782,000. See Note 1(l) of Notes to the Consolidated Financial Statements.

 Compensation to Former Chief Executive Officer:

  In connection with the 960,000 shares of Common Stock purchased by the Company's former Chief Executive Officer (the "Former CEO") in 1996 (see Note 7 of Notes to the Consolidated Financial Statements), the Company agreed to loan the Former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from such purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the Former CEO surrendered the purchased shares in satisfaction of the loan. For the three months ended June 30, 1997, the Company has recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock and is carrying the stock at a cost of $2,280,000.

 Interest Income (Expense), Net:

  For the year ended December 31, 1997, the Company recorded net interest income of $1,885,000. The interest income is derived from interest earned on the unused net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1996, the Company recorded net interest income of $953,000.

1996 COMPARED TO 1995

 Revenues:

  Total revenues increased by $7,134,000 to $13,204,000 in 1996 from $6,070,000 in 1995. The increase was due primarily to the introduction and expansion of the Company's product offerings, including the OneWave (formerly OpenScape) product line, and increased revenues from consulting and education services. For the fiscal year ended December 31, 1996, software license and maintenance revenues represented 61% of total revenues with the remaining 39% resulting from consulting and education services, compared with 35% and 65%, respectively, for the comparable prior year. During 1996, the Company executed its plan to develop relationships with strategic partners within the industry. These relationships generated large non-recurring software license and consulting service contracts during 1996. Additionally, the Company continued to resell third-party software licenses to its customers. The revenues from the resale of third-party software license and maintenance services increased by $718,000 to $1,760,000 in 1996 from $1,042,000 in 1995. The Company has achieved only limited revenues from direct sales of OneWave products to end-users.

 Gross profit:

  Total gross profit increased by $5,017,000 to $7,686,000 in 1996 from $2,669,000 in 1995. The cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a third-party vendor, distribution costs and product support costs. See Note 4(b) of the Notes to the Consolidated Financial Statements. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the year ended December 31, 1996, total gross margin increased to 58% of total revenues from 44% of total revenues for the comparable prior year period. The gross margin for software license and maintenance revenues in 1996 was 81% and the gross margin for consulting and education services revenues was 22%, compared with 67% and 32%, respectively, for the comparable prior year. The increase in total gross margin from the comparable prior year is primarily attributable to an increase in software revenue as a percentage of total revenue, since software revenues have higher profit margins. The increase in gross margin for software license and maintenance revenues compared to the prior year is attributable to a higher gross profit achieved on revenues from OneWave products compared to prior year license and maintenance revenues which were primarily generated by reselling related-party licenses and maintenance. The decrease in gross margin for consulting and education services from the comparable prior year is attributable to the continued use of third-party service providers, an increase in consulting and education personnel and a decrease in the number of educational seminars provided. Additionally, there were a number of new employees hired during the second half of the 1996 whose costs were included in cost of revenue, but who were substantially engaged in the Company's orientation and training process for the first few months of their employment. Historically, consulting service revenues have provided significantly lower gross margin than software license and maintenance revenues.

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

 Research and Development Expenses:

  Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. To date, the Company has expensed all internal software development costs as incurred. During the year ended December 31,1996, the Company capitalized approximately $321,000, or 8% of total annual research and development expenditures pertaining to third-party costs for the development of certain of the Company's products. Research and development expenses increased to $3,529,000 for the year ended December 31, 1996 from $3,182,000 for the comparable prior year, representing 26% and 52% of total revenues, respectively. The decrease in research and development expenses as a percentage of total revenues is attributable to the decrease in purchases of third-party developed technology and a significant increase in total revenue.

 Compensation to Former Chief Executive Officer:

  During the year ended December 31, 1996, certain of the Company's controlling stockholders sold 960,000 shares of Common Stock to the Company's Former CEO for an aggregate purchase price of $1,440,000, and agreed to make certain payments to the Former CEO to secure his services as the Company's Former CEO. In accordance with generally accepted accounting principles, the Company recorded a non-cash expense of $6,794,000 related to these transactions. This non-cash expense consisted of: (i) $5,760,000, which represents the difference between the purchase price paid by the Former CEO for the shares of common stock that he purchased and the fair market value of those shares at such time; (ii) $1,000,000, relating to a payment received by the Former CEO from one of the Company's controlling stockholders; and (iii) $34,000, representing the value of a payment guaranty that such stockholder agreed to make to the Former CEO due to the decline in the value of certain stock appreciation rights held by the Former CEO on capital stock of his former employer. No future non-cash credits or charges will be recorded related to these stock appreciation rights. See Note 7 of Notes to the Consolidated Financial Statements.

 Interest Income (Expense), Net:

  For the year ended December 31, 1996, the Company recorded net interest income of $953,000. The interest income is primarily derived from interest earned on the net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1995, the Company recorded net interest expense of $77,000. The expense was related to interest on notes payable to stockholders who have been repaid in full as of December 31, 1996 by the Company.

LIQUIDITY AND CAPITAL RESOURCES:

  In July 1996, the Company completed its initial public offering of 3,750,000 shares of its Common Stock, of which 3,000,000 shares were sold by the Company and 750,000 shares were sold by certain of the Company's stockholders. The public offering price was $16.00 per share and the net proceeds to the Company were approximately $43,256,000, net of underwriting discounts, commissions and other offering costs. Upon the consummation of the IPO, all outstanding shares of the Company's preferred stock were automatically converted into Common Stock. The Company used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

  The Company's operating activities utilized cash and cash equivalents of approximately $4,601,000 for the year ended December 31, 1997.

  The Company's investing activities, which consisted of net maturity of short-term marketable securities, funding of a loan to the Company's Former CEO and purchases of property and equipment, provided cash and cash equivalents of approximately $1,512,000 for the year ended December 31, 1997.

  The Company's financing activities provided cash and cash equivalents of approximately $1,025,000 for the year ended December 31, 1997, from issuances of Common Stock under the Company's stock option plans and employee stock purchase plan.

  The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect, of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

IMPACT OF YEAR 2000 ISSUE

  The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or the results of operations of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express Management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the success of the Company's new business strategy, rapid changes in the marketplace, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, the Company's ability to build its sales staff and re-deploy its employees previously focused on the Company's software product offerings, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ONEWAVE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  18
Consolidated Balance Sheets as of December 31, 1996 and 1997..............  19
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1996 and 1997......................................................  20
Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the Years Ended December 31, 1995,
 1996 and 1997............................................................  21
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1996 and 1997......................................................  22
Notes to Consolidated Financial Statements................................  23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OneWave, Inc.:

  We have audited the accompanying consolidated balance sheets of OneWave, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OneWave, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 28, 1998

                                 ONEWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1997
                                                    ------------  ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)............... $ 12,868,496  $ 10,804,064
  Marketable securities (Note 1)...................   27,181,222    22,908,833
  Accounts receivable, less reserve of $283,000 and
   $50,000 at December 31, 1996 and 1997,
   respectively....................................    1,783,741       783,471
  Inventories (Note 1).............................      303,900           --
  Prepaid expenses and other current assets........      691,735       201,298
  Due from affiliates (Note 4).....................       55,402           --
                                                    ------------  ------------
    Total current assets...........................   42,884,496    34,697,666
                                                    ------------  ------------
Property and Equipment, at cost (Note 1):
  Computer and office equipment....................    3,155,384     2,309,907
  Furniture and fixtures...........................      462,944       480,599
  Leasehold improvements...........................       59,964        59,964
                                                    ------------  ------------
                                                       3,678,292     2,850,470
  Less--Accumulated depreciation and amortization..      669,118     1,281,924
                                                    ------------  ------------
    Net property and equipment.....................    3,009,174     1,568,546
                                                    ------------  ------------
Other Assets (Note 1)..............................      256,865           --
                                                    ------------  ------------
    Total assets................................... $ 46,150,535  $ 36,266,212
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................. $  1,454,440  $    799,856
  Accrued expenses (Note 7)........................    4,410,615     1,570,275
  Deferred revenue (Note 1)........................      548,330       490,819
                                                    ------------  ------------
    Total current liabilities......................    6,413,385     2,860,950
                                                    ------------  ------------
Commitments (Note 6)
Stockholders' Equity (Note 2):
  Preferred stock, $1.00 par value--
    Authorized--5,000,000 shares
    Issued--no shares..............................          --            --
  Common stock, $.001 par value
    Authorized 50,000,000 shares
    Issued 14,907,696 and 15,068,164 at December
     31, 1996 and 1997, respectively...............       14,908        15,069
  Additional paid-in capital.......................   58,504,913    58,906,123
  Note receivable from former chief executive
   officer (Note 7)................................   (2,560,000)          --
  Treasury stock (Note 2)..........................          --     (1,656,676)
  Accumulated deficit..............................  (16,222,671)  (23,859,254)
                                                    ------------  ------------
    Total stockholders' equity.....................   39,737,150    33,405,262
                                                    ============  ============
    Total liabilities and stockholders' equity..... $ 46,150,535  $ 36,266,212
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1995          1996         1997
                                        -----------  ------------  -----------
Revenues (Note 1):
  Software license and maintenance..... $ 2,150,735  $  8,106,049  $ 1,247,942
  Consulting and education services....   3,918,927     5,098,402    4,399,267
                                        -----------  ------------  -----------
    Total revenues.....................   6,069,662    13,204,451    5,647,209
                                        -----------  ------------  -----------
Cost of Revenues (Note 1):
  Software license and maintenance.....     716,392     1,517,532      637,882
  Consulting and education services....   2,684,216     4,001,376    4,494,000
                                        -----------  ------------  -----------
    Total cost of revenues.............   3,400,608     5,518,908    5,131,882
                                        -----------  ------------  -----------
    Gross profit.......................   2,669,054     7,685,543      515,327
                                        -----------  ------------  -----------
Operating Expenses:
  Selling, general and administrative..   2,107,956    10,564,948    5,844,454
  Research and development (Note 1)....   3,181,972     3,528,799    2,167,334
  Restructuring charge (Note 1)........         --            --     1,782,298
  Compensation to former chief
   executive officer (Note 7)..........         --      6,793,696      227,472
                                        -----------  ------------  -----------
    Total operating expenses...........   5,289,928    20,887,443   10,021,558
                                        -----------  ------------  -----------
    Operating loss.....................  (2,620,874)  (13,201,900)  (9,506,231)
Interest (Expense)/Income, net.........     (77,574)      953,284    1,884,584
                                        -----------  ------------  -----------
    Loss before provision for income
     taxes.............................  (2,698,448)  (12,248,616)  (7,621,647)
Provision for Income Taxes.............         --         95,331       14,936
                                        -----------  ------------  -----------
    Net loss........................... $(2,698,448) $(12,343,947) $(7,636,583)
                                        ===========  ============  ===========
Basic and Diluted Net Loss per Common
 Share (Note 1)........................ $      (.28) $      (1.03) $      (.52)
                                        ===========  ============  ===========
Shares Used in Computing Net Loss per
 Common Share..........................   9,491,957    12,560,185   14,560,222
                                        ===========  ============  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 ONEWAVE, INC.

             STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                         REDEEMABLE
                         CONVERTIBLE
                       PREFERRED STOCK
                    ----------------------
                      NUMBER
                        OF       CARRYING
                      SHARES      VALUE
                    ----------  ----------
 Balance,
 December 31,
 1994............          --          --
 Issuance of
 common stock at
 $.0015 per
 share...........          --          --
 Issuance of
 Series A
 preferred stock
 at $1.20 per
 share...........          --          --
 Conversion of
 Series A
 preferred stock
 into common
 stock...........          --          --
 Conversion of
 long-term debt
 to stockholders
 into common
 stock at $.66
 per share.......          --          --
 Deferred
 compensation
 related to grant
 of stock
 options.........          --          --
 Compensation
 expense related
 to stock
 options.........          --          --
 Net loss........          --          --
                    ----------  ----------
 Balance,
 December 31,
 1995............          --          --
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock
 at $5.54 per
 share, net of
 issuance costs
 of $600,000.....    1,332,127   7,379,984
 Compensation
 expense to
 former chief
 executive
 officer.........          --          --
 Issuance of note
 receivable from
 former chief
 executive
 officer.........          --          --
 Issuance of
 Series C
 convertible
 preferred stock
 at $5.00 per
 share, net of
 issuance costs
 of $30,000......          --          --
 Repurchase and
 retirement of
 common stock
 $7.50 per
 share...........          --          --
 Issuance of
 common stock at
 $16.00 per share
 related to
 initial public
 offering, net of
 issuance costs
 of $4,744,000...          --          --
 Conversion of
 redeemable
 convertible
 preferred stock
 and convertible
 preferred stock
 into common
 stock...........   (1,332,127) (7,379,984)
 Compensation
 expense related
 to stock
 options.........          --          --
 Issuance of
 common stock
 from stock
 option
 exercises.......          --          --
 Deferred
 compensation
 adjustment
 related to
 termination of
 stock options...          --          --
 Net loss                  --          --
                    ----------  ----------
 Balance,
 December 31,
 1996............          --          --
 Adjustment to
 note receivable
 from former
 chief executive
 officer.........          --          --
 Surrender of
 shares in
 satisfaction of
 note receivable
 from former
 chief executive
 officer.........          --          --
 Issuance of
 common stock
 from stock
 option
 exercises.......          --          --
 Issuance of
 common stock for
 employee stock
 purchase plan...          --          --
 Net loss........          --          --
                    ----------  ----------
 Balance,
 December 31,
 1997............          --   $      --
                    ==========  ==========
                                                                     STOCKHOLDERS' EQUITY (DEFICIT)
                    -------------------------------------------------------------------------------------------------------------
                                                                                                            NOTE
                         CONVERTIBLE                                                                     RECEIVABLE
                       PREFERRED STOCK          COMMON STOCK         TREASURY STOCK                         FROM
                    ----------------------- --------------------- -----------------------                  FORMER
                      NUMBER                  NUMBER                                       ADDITIONAL      CHIEF
                        OF        $1.00         OF        $.001   NUMBER OF                 PAID-IN      EXECUTIVE     DEFERRED
                      SHARES    PAR VALUE     SHARES    PAR VALUE  SHARES      AMOUNT       CAPITAL       OFFICER    COMPENSATION
                    ----------- ----------- ----------- --------- ---------- ------------ -------------- ----------- ------------
 Balance,
 December 31,
 1994............          --          --    7,933,333   $ 7,933       --            --   $    303,967   $      --     $    --
 Issuance of
 common stock at
 $.0015 per
 share...........          --          --       66,667        67       --            --             33          --          --
 Issuance of
 Series A
 preferred stock
 at $1.20 per
 share...........      250,000     250,000         --        --        --            --       (250,000)         --          --
 Conversion of
 Series A
 preferred stock
 into common
 stock...........     (250,000)   (250,000)  1,666,667     1,667       --            --        248,333          --          --
 Conversion of
 long-term debt
 to stockholders
 into common
 stock at $.66
 per share.......          --          --    1,136,363     1,136       --            --        748,864          --          --
 Deferred
 compensation
 related to grant
 of stock
 options.........          --          --          --        --        --            --        179,400          --     (179,400)
 Compensation
 expense related
 to stock
 options.........          --          --          --        --        --            --            --           --       12,806
 Net loss........          --          --          --        --        --            --            --           --          --
                    ----------- ----------- ----------- --------- ---------- ------------ -------------- ----------- ------------
 Balance,
 December 31,
 1995............          --          --   10,803,030    10,803       --            --      1,230,597          --     (166,594)
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock
 at $5.54 per
 share, net of
 issuance costs
 of $600,000.....          --          --          --        --        --            --       (600,000)         --          --
 Compensation
 expense to
 former chief
 executive
 officer.........          --          --          --        --        --            --      6,793,696          --          --
 Issuance of note
 receivable from
 former chief
 executive
 officer.........          --          --          --        --        --            --            --    (2,560,000)        --
 Issuance of
 Series C
 convertible
 preferred stock
 at $5.00 per
 share, net of
 issuance costs
 of $30,000......    1,200,000   1,200,000         --        --        --            --      4,770,000          --          --
 Repurchase and
 retirement of
 common stock
 $7.50 per
 share...........          --          --     (800,000)     (800)      --            --     (5,999,200)         --          --
 Issuance of
 common stock at
 $16.00 per share
 related to
 initial public
 offering, net of
 issuance costs
 of $4,744,000...          --          --    3,000,000     3,000       --            --     43,253,000          --          --
 Conversion of
 redeemable
 convertible
 preferred stock
 and convertible
 preferred stock
 into common
 stock...........   (1,200,000) (1,200,000)  1,688,074     1,688       --            --      8,578,296          --          --
 Compensation
 expense related
 to stock
 options.........          --          --          --        --        --            --            --           --       41,169
 Issuance of
 common stock
 from stock
 option
 exercises.......          --          --      216,592       217       --            --        603,949          --          --
 Deferred
 compensation
 adjustment
 related to
 termination of
 stock options...          --          --          --        --        --            --       (125,425)         --      125,425
 Net loss                  --          --          --        --        --            --            --           --          --
                    ----------- ----------- ----------- --------- ---------- ------------ -------------- ----------- ------------
 Balance,
 December 31,
 1996............          --          --   14,907,696    14,908       --            --     58,504,913   (2,560,000)        --
 Adjustment to
 note receivable
 from former
 chief executive
 officer.........          --          --          --        --        --            --            --        52,528         --
 Surrender of
 shares in
 satisfaction of
 note receivable
 from former
 chief executive
 officer.........          --          --          --        --    960,000    (2,280,000)          --     2,507,472         --
 Issuance of
 common stock
 from stock
 option
 exercises.......          --          --      132,675       133  (261,448)      620,939       277,611          --          --
 Issuance of
 common stock for
 employee stock
 purchase plan...          --          --       27,793        28    (1,004)        2,385       123,599          --          --
 Net loss........          --          --          --        --        --            --            --           --          --
                    ----------- ----------- ----------- --------- ---------- ------------ -------------- ----------- ------------
 Balance,
 December 31,
 1997............          --   $      --   15,068,164   $15,069   697,548   $(1,656,676) $ 58,906,123   $      --     $    --
                    =========== =========== =========== ========= ========== ============ ============== =========== ============


                    STOCKHOLDERS' EQUITY (DEFICIT)
                    ------------------------------
                                       TOTAL
                                   STOCKHOLDERS'
                     ACCUMULATED      EQUITY
                       DEFICIT       (DEFICIT)
                     ------------- --------------
 Balance,
 December 31,
 1994............    $ (1,180,276) $   (868,376)
 Issuance of
 common stock at
 $.0015 per
 share...........             --            100
 Issuance of
 Series A
 preferred stock
 at $1.20 per
 share...........             --            --
 Conversion of
 Series A
 preferred stock
 into common
 stock...........             --            --
 Conversion of
 long-term debt
 to stockholders
 into common
 stock at $.66
 per share.......             --        750,000
 Deferred
 compensation
 related to grant
 of stock
 options.........             --            --
 Compensation
 expense related
 to stock
 options.........             --         12,806
 Net loss........      (2,698,448)   (2,698,448)
                     ------------- --------------
 Balance,
 December 31,
 1995............      (3,878,724)   (2,803,918)
 Issuance of
 Series B
 redeemable
 convertible
 preferred stock
 at $5.54 per
 share, net of
 issuance costs
 of $600,000.....             --       (600,000)
 Compensation
 expense to
 former chief
 executive
 officer.........             --      6,793,696
 Issuance of note
 receivable from
 former chief
 executive
 officer.........             --     (2,560,000)
 Issuance of
 Series C
 convertible
 preferred stock
 at $5.00 per
 share, net of
 issuance costs
 of $30,000......             --      5,970,000
 Repurchase and
 retirement of
 common stock
 $7.50 per
 share...........             --     (6,000,000)
 Issuance of
 common stock at
 $16.00 per share
 related to
 initial public
 offering, net of
 issuance costs
 of $4,744,000...             --     43,256,000
 Conversion of
 redeemable
 convertible
 preferred stock
 and convertible
 preferred stock
 into common
 stock...........             --      7,379,984
 Compensation
 expense related
 to stock
 options.........             --         41,169
 Issuance of
 common stock
 from stock
 option
 exercises.......             --        604,166
 Deferred
 compensation
 adjustment
 related to
 termination of
 stock options...             --            --
 Net loss             (12,343,947)  (12,343,947)
                     ------------- --------------
 Balance,
 December 31,
 1996............     (16,222,671)   39,737,150
 Adjustment to
 note receivable
 from former
 chief executive
 officer.........             --         52,528
 Surrender of
 shares in
 satisfaction of
 note receivable
 from former
 chief executive
 officer.........             --        227,472
 Issuance of
 common stock
 from stock
 option
 exercises.......             --        898,683
 Issuance of
 common stock for
 employee stock
 purchase plan...             --        126,012
 Net loss........     (7,636,583)    (7,636,583)
                     ------------- --------------
 Balance,
 December 31,
 1997............    $(23,859,254) $ 33,405,262
                     ============= ==============

  The accompanying notes are an integral part of these consolidated financial statements

                                 ONEWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1995          1996          1997
                                       -----------  ------------  ------------
Cash Flows from Operating Activities:
 Net loss............................. $(2,698,448) $(12,343,947) $ (7,636,583)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities --
 Depreciation and amortization........      50,438       670,200     1,104,225
 Compensation expense to former chief
  executive officer...................         --      6,793,696       227,472
 Compensation expense related to
  stock options.......................      12,806        41,169           --
 Non-cash restructuring charge........         --            --      1,304,235
 Changes in operating assets and
  liabilities --
  Accounts receivable.................  (1,908,541)      124,800     1,000,270
  Inventories.........................    (292,000)      (11,900)          --
  Prepaid expenses and other current
   assets.............................    (157,333)     (534,402)      523,071
  Due from affiliates.................         --        (55,402)       55,402
  Accounts payable....................     300,575       878,865      (654,584)
  Due to affiliates...................   2,281,242    (2,938,086)          --
  Accrued expenses....................     637,613     1,213,002      (467,452)
  Deferred revenues...................     278,572       269,758       (57,511)
                                       -----------  ------------  ------------
   Net cash used in operating
    activities........................  (1,495,076)   (5,892,247)   (4,601,455)
                                       -----------  ------------  ------------
Cash Flows from Investing Activities:
 (Purchases)/ sales of marketable
  securities, net.....................         --    (27,181,222)    4,272,389
 Purchases of property and equipment..    (150,472)   (3,451,742)     (252,589)
 Loan to former chief executive
  officer.............................         --            --     (2,507,472)
 Increase in other assets.............         --       (321,065)          --
                                       -----------  ------------  ------------
   Net cash (used in)/provided by
    investing activities..............    (150,472)  (30,954,029)    1,512,328
                                       -----------  ------------  ------------
Cash Flows from Financing Activities:
 Proceeds from (payments on) long-term
  debt to stock holders...............   1,750,000    (1,000,000)          --
 Proceeds from secured note payable to
  a bank..............................         --      2,000,000           --
 Payments on secured note payable to a
  bank................................         --     (2,000,000)          --
 Net proceeds from issuance of common
  stock...............................         100    43,256,000           --
 Payment for the repurchase of common
  stock...............................         --     (6,000,000)          --
 Net proceeds from issuance of
  preferred stock.....................         --     12,749,984           --
 Proceeds from the exercise of stock
  options.............................         --        604,166       898,683
 Proceeds from common stock purchased
  through employee stock purchase
  plan................................         --            --        126,012
                                       -----------  ------------  ------------
   Net cash provided by financing
    activities........................   1,750,100    49,610,150     1,024,695
                                       -----------  ------------  ------------
Net Increase/(Decrease) in Cash and
 Cash Equivalents.....................     104,552    12,763,874    (2,064,432)
Cash and Cash Equivalents, beginning
 of period............................          70       104,622    12,868,496
                                       -----------  ------------  ------------
Cash and Cash Equivalents, end of
 period............................... $   104,622  $ 12,868,496  $ 10,804,064
                                       ===========  ============  ============
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the period for
  interest............................ $    25,843  $     79,191  $      8,071
                                       ===========  ============  ============
 Cash paid for income taxes........... $       --   $     70,125  $     21,984
                                       ===========  ============  ============
Supplemental Disclosure of Noncash
 Financing Activities:
 Conversion of long-term debt to
  stockholders into common stock...... $   750,000  $        --   $        --
                                       ===========  ============  ============
 Conversion of preferred stock into
  common stock........................ $   250,000  $  8,579,984  $        --
                                       ===========  ============  ============
 Issuance of note receivable from
  former chief executive officer...... $       --   $  2,560,000  $     52,528
                                       ===========  ============  ============
 Acquisition of shares for
  satisfaction of note receivable..... $       --   $        --   $  2,507,472
                                       ===========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                                 ONEWAVE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 (a) Organization

  OneWave, Inc. ("OneWave" or "the Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, OneWave has helped organizations build applications that integrate and extend disparate information systems. In the past, OneWave has focused on developing and marketing its application development products, along with implementation services. After year end, the Company made a decision to unify its two business units into a single consulting services organization focused on delivering business and information technology solutions on a fixed-price/fixed-time basis. As a result, the Company does not anticipate the future marketing of stand alone software products. The Company intends to extend its current consulting services business to emphasize building cross-enterprise e-Business solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to bring together customers, vendors, suppliers and employees in ways that are generally designed to enhance commerce among business partners. OneWave intends to utilize innovative methodologies combined with cutting-edge technical capabilities to conceptualize, design, develop, and implement e-Business solutions facilitated by Internet technologies. For fiscal year 1997, the Company's principal market for its products was North America.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OneWave Securities Corporation. Inter-company accounts and transactions are eliminated in consolidation.

 (c) Revenue Recognition

  The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. The Company generates software and maintenance revenues from licensing the rights to use its software products and the resale of software products licensed from a related party (see Note 4b). The Company also generates service revenues from the sale of consulting and education services.

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

  Revenues from consulting and education services are recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required and the revenues are fixed and determinable. Revenues from fixed price consulting contracts are recognized primarily on the percentage of completion method. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known.

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

                                 ONEWAVE, INC.

 (d) Cash and Cash Equivalents

  The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31:

                                                           1996        1997
                                                        ----------- -----------
      Corporate debt instruments....................... $ 9,053,091 $ 4,987,460
      Cash and Money Market Accounts...................   3,815,405   5,816,604
                                                        ----------- -----------
                                                        $12,868,496 $10,804,064
                                                        =========== ===========

 (e) Marketable Securities

  Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

  In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as "Held-to-Maturity" Securities. Accordingly, marketable securities as of December 31, 1997 are recorded at amortized cost, which approximates market.

  The Company held the following marketable securities at December 31:

                                                           1996        1997
                                                        ----------- -----------
      U.S. Government and Government Agency Securities
       (average maturity of 252 and 116 days at
       December 31, 1996 and 1997, respectively)......  $20,545,759 $ 7,288,889
      Commercial Paper (average maturity of 73 and 62
       days at December 31, 1996 and 1997
       respectively)..................................    6,635,463  15,619,944
                                                        ----------- -----------
                                                        $27,181,222 $22,908,833
                                                        =========== ===========

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

  Since inception, the Company has incurred various charges associated with the purchase of third party developed technology. During 1996 the Company contracted with a third party to develop applications to be integrated with the Company's existing product. The Company capitalized $321,065 of cost associated with the

                                 ONEWAVE, INC.

development of this product. The Company amortized the cost of this product over its expected useful life of fifteen months. The Company recorded amortization expense of $64,200 and $107,000 for the years ended December 31, 1996 and 1997, respectively (see Note 1(l )). The unamortized cost of $149,865, was charged to expense in connection with the Company's restructuring in 1997. Included in research and development expenses for the years ended December 31, 1995, 1996 and 1997, is $2,550,000, $450,000, and $0
respectively, relating to purchase of technology, of which $2,200,000 was purchased from a related party in 1995 (see Note 4(b)).

 (h) Inventories

  Inventories are stated at the lower of cost or market and consist of purchased software products from third party vendors held for resale.

 (i) Post-retirement Benefits

  The Company has no obligations for post-retirement benefits.

 (j) Concentration of Credit Risk

  SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. For the year ended December 31, 1996, concentration of credit risk with respect to accounts receivable was limited to one customer that accounted for 24% of total revenue. This customer represented 19% of the December 31, 1996 accounts receivable balance. For the year ended December 31, 1997, this customer accounted for approximately 11% of total revenues. As of December 31, 1997, there were no amounts due from this customer. During the year ended December 31, 1997, three new customers represented concentrations of credit risk with respect to accounts receivable and revenue. These customers accounted for approximately 26%, 11% and 9% of total revenues and 58%, 8% and 24% of the December 31, 1997 accounts receivable balance.

  In the years ended December 31, 1995, 1996 and 1997, sales outside the United States accounted for approximately 17%, 10%, and 3% of total revenues, respectively. To reduce accounts receivable credit risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To reduce cash equivalent and marketable securities credit risk, the Company invests in highly liquid U.S. Government and commercial paper obligations with maturities of less than one year. The Company limits the amount of holdings with any one particular financial institution or government agency.

 (k) Net Loss per Common Share

  In 1997, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 15, 1997. Basic net loss per share is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options, warrants, and the conversion of redeemable and convertible preferred stock would be antidilutive.

                                 ONEWAVE, INC.

  The calculations of basic and diluted net loss per common share are as follows:

                                           1995          1996         1997
                                        -----------  ------------  -----------
   Net loss............................ $(2,698,448) $(12,343,947) $(7,636,583)
   Discount on preferred stock.........         --       (630,000)         --
                                        -----------  ------------  -----------
   Net loss applicable to common
    stockholders....................... $(2,698,448) $(12,973,947) $(7,636,583)
                                        ===========  ============  ===========
   Weighted average common shares
    outstanding........................   9,491,957    12,560,185   14,560,222
                                        ===========  ============  ===========
   Basic and diluted net loss per
    share.............................. $      (.28) $      (1.03) $      (.52)
                                        ===========  ============  ===========

 (l) Restructuring Charge

  On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Plan resulted in a one time charge of $1,782,298. Included in accrued expenses as of December 31, 1997 is $187,112 of liabilities related to the restructuring charge.

  The following are the significant components of the charge for restructuring:

   Write-off and writedown of assets to net realizable value........ $1,117,124
   Employee severance, benefits and related costs...................    650,035
   Other............................................................     15,139
                                                                     ----------
                                                                     $1,782,298
                                                                     ==========

 (m) Use of Estimates in the Preparation of the Financial Statements

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

 (n) Financial Instruments

  The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities and accounts receivable and accounts payable, approximates their carrying value.

2. STOCKHOLDERS' EQUITY (DEFICIT)

 (a) Authorized Capital Stock

  As of December 31, 1997, the Company's authorized capital stock consisted of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $1.00 par value per share.

 (b) Common Stock

  In May 1995, the Company issued a convertible note payable to a stockholder for $750,000. In accordance with the provisions of the note payable agreement, the outstanding principal of the note was converted into 1,136,362 shares of common stock in November 1995.

                                 ONEWAVE, INC.

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

 (d) Conversion of Series B Redeemable Convertible Preferred Stock

  In March 1996, the Company issued 1,332,127 shares of Series B redeemable convertible preferred stock at $5.54 per share, less offering costs of $600,000 for net proceeds of $6,779,984. Upon consummation of the Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into 888,080 shares of common stock.

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

 (f) Treasury Stock

  In April 1997, the Company funded $2,507,000 under a loan agreement with its then Chief Executive Officer. The loan was secured by a first priority pledge of 960,000 shares of the Company's common stock. In June 1997, the then Chief Executive Officer resigned from the Company and surrendered these shares in satisfaction of the loan agreement. The market price of $2.375 on the date the shares were surrendered was used to determine the cost of the treasury stock. The 960,000 shares have been classified as treasury stock with a total cost of $2,280,000. The $227,000 difference between the amount of the loan and the cost of the treasury stock was recorded as a charge to operations and is classified as compensation to former chief executive officer. As of December 31, 1997, the Company has issued approximately 262,000 shares from treasury for the Company's employee stock option and the employee stock purchase plans.

 (g) Stock Split

  In February 1995, the Company effected a 10-for-1 stock split of the common stock in the form of a stock dividend. On May 20, 1996, the Company effected a 2-for-3 reverse stock split. The accompanying financial statements have been affected for the stock splits.

 (h) Stock Options

  1995 STOCK PLAN

  The Company has a stock plan (the 1995 Plan) that provides for the issuance of incentive stock options (ISOs), non-qualified stock options and shares of common stock. Under the terms of the 1995 Plan, non-qualified options may be granted at a price not less than the lesser of (i) the book value per share of common stock as of

                                 ONEWAVE, INC.

the end of the fiscal year of the Company immediately preceding the date of such grant, or (ii) 50% of the fair market value per share of common stock on the date of such grant and, in the case of ISOs, not less than the fair market value per share at the date of grant. Options generally vest over a four-year period, commencing one year after the date of the grant. In 1995, the Company granted an option to purchase 40,000 shares of common stock to an employee at an exercise price of $.015 per share. The difference between the estimated fair market value of the common stock and the aggregate exercise price of $179,400 was recorded as deferred compensation at the date of grant. During 1995 and 1996, the Company recorded compensation expense related to these options in the amount of $12,806 and $41,169, respectively. The remaining balance of deferred compensation was reversed upon the cancellation of all unvested stock options during 1996. All other options have been granted at exercise prices that represent the fair market value of the common stock at the time of the grant and accordingly the Company has not recorded any compensation on these option grants.

  1996 STOCK PLAN

  On May 17, 1996, the Board of Directors and stockholders approved the Company's 1996 Stock Plan (the 1996 Plan). Each non-employee director will receive an initial option grant to purchase 7,000 shares of common stock, at the then fair market value, when such director is first appointed to the Board of Directors. In addition, each non-employee director will receive an option grant to purchase 1,700 shares of common stock, at the then fair market value, on each January 1 that such director is a member of the Board of Directors.

  The Company has reserved 4,150,000 shares of common stock for issuance under the 1995 Plan and the 1996 Plan. As of December 31, 1997, there were approximately 2,643,085 shares available for grant. Generally, the options granted under both Plans vest equally over four years and expire after ten years.

  The following table summarizes incentive and non-qualified stock option activity under the 1995 and 1996 Stock Plans:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                NUMBER       PRICE       PRICE
                                              OF SHARES    PER SHARE   PER SHARE
                                              ----------  ------------ ---------
   Outstanding, December 31, 1994............        --   $        --   $  --
   Options granted...........................  1,219,533     .015-4.50    3.90
                                              ----------  ------------  ------
   Outstanding, December 31, 1995............  1,219,533     .015-4.50    3.90
   Options granted...........................  2,457,648    7.50-16.00   10.53
   Options exercised.........................   (216,592)   .015-13.13    4.25
   Options canceled..........................   (850,245)   1.50-16.00    8.01
                                              ----------  ------------  ------
   Outstanding, December 31, 1996............  2,610,344    1.50-16.00   10.42
   Options granted...........................  2,356,250     1.94-2.88    2.36
   Options exercised.........................   (394,121)    1.50-7.50    2.28
   Options canceled.......................... (3,676,271)   1.50-16.00    6.44
                                              ----------  ------------  ------
   Outstanding, December 31, 1997............    896,202  $ 1.50-16.00  $ 2.97
                                              ==========  ============  ======
   Exercisable, December 31, 1997............    115,444  $1.50-$16.00  $ 3.40
                                              ==========  ============  ======

                                 ONEWAVE, INC.

  The following detail pertains to outstanding options of the Company at December 31, 1997:

    NUMBER OF    EXERCISE PRICE   WEIGHTED AVERAGE                      WEIGHTED AVERAGE
     SHARES      RANGE PER SHARE EXERCISE PRICE PER     NUMBER OF      EXERCISE PRICE PER
   OUTSTANDING     OUTSTANDING   SHARE OUTSTANDING  SHARES EXERCISABLE SHARE EXERCISABLE
   -----------   --------------- ------------------ ------------------ ------------------
      45,572     $ 1.50 - $ 1.60       $ 1.50             25,905             $ 1.50
     794,299       1.60 -   3.20       $ 2.61             58,291             $ 2.53
      28,665       3.20 -   4.80       $ 4.50             24,332             $ 4.50
       6,666       6.40 -   8.00       $ 7.50              1,666             $ 7.50
      21,000      14.40 -  16.00       $16.00              5,250             $16.00
     -------     ---------------       ------            -------             ------
     896,202     $ 1.50 - $16.00       $ 2.97            115,444             $ 3.40
     =======     ===============       ======            =======             ======

  In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1995, 1996, and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1995, 1996, and 1997 are as follows:

                                           1995          1996          1997
                                       ------------- ------------- -------------
   Risk-free interest rate............ 5.86% - 7.05% 5.97% - 6.69% 5.80% - 6.40%
   Expected dividend yield............      --            --            --
   Expected life......................    5 years       5 years       5 years
   Expected volatility................      70%           70%          100%

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

  The total fair value of the options granted during 1995, 1996, and 1997 was computed as approximately $2,463,000, $14,030,000, and $4,392,000, respectively. Of these amounts approximately $865,000, $4,941,000, and $1,355,000 would have been charged to operations for the years ended December 31, 1995, 1996, and 1997, respectively. The remaining amount would be amortized over the remaining vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and cancelled.

  The pro forma net loss and pro forma basic and diluted net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

                                 ONEWAVE, INC.

  The pro forma effect of SFAS No. 123 for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                      1995                       1996                       1997
                             ------------------------  --------------------------  ------------------------
                             AS REPORTED   PRO FORMA   AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                             -----------  -----------  ------------  ------------  -----------  -----------
   Net loss attributable to
    common stockholders....  $(2,698,448) $(3,563,504) $(12,973,947) $(17,914,947) $(7,636,583) $(8,991,583)
   Basic and diluted net
    loss per common
    share..................        $(.28)       $(.38)       $(1.03)       $(1.43)       $(.52)       $(.62)

 (i) Warrants

  In February 1996, the Company issued a warrant to purchase 23,333 shares of common stock at a price of $8.31 per share in connection with a financing agreement which expired in 1997. The warrant is exercisable in whole or in part, at any time on or before February 15, 2003.

 (j) Employee Stock Purchase Plan

  On May 17, 1996, the stockholders approved the Company's Employee Stock Purchase Plan (ESPP). The Company has reserved 150,000 shares for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their total compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During 1997, the Company issued 28,797 shares of common stock under the ESPP.

 3. INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

  As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $21,600,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. The Company has completed several financings since it's inception and believes that an ownership change as defined by The Tax Reform Act of 1986 has occurred. The Company has not yet determined the extent of any net operating loss carryforward limitations.

  The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                            1996        1997
                                                         ----------  ----------
      Net operating loss carryforwards.................. $5,248,000  $8,640,000
      Other temporary differences.......................  1,202,000   1,010,000
      Credit carryforwards..............................     85,000     247,000
                                                         ----------  ----------
                                                          6,535,000   9,897,000
      Valuation allowance............................... (6,535,000) (9,897,000)
                                                         ----------  ----------
      Net deferred tax asset............................ $      --   $      --
                                                         ==========  ==========

                                 ONEWAVE, INC.

  It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax asset is required as of December 31, 1996 and 1997, respectively.

4. RELATED-PARTY TRANSACTIONS

 (a) Cambridge Technology Group, Inc.

  During 1995 and the first two months of 1996, the Company shared office space with Cambridge Technology Group, Inc. (CTGroup), a company under the control of a then significant stockholder of the Company. CTGroup charged the Company for a portion of certain common costs incurred in addition to any specific items paid by CTGroup on the Company's behalf. These costs were allocated based on head count or actual cost incurred. For the years ended December 31, 1995 and 1996, CTGroup charged the Company $1,013,142 and $117,442, respectively, for these costs.

  During 1995 and 1996, the Company sold software and services to CTGroup amounting to $104,993 and $100,000, respectively. In addition, during 1995 and 1996, the CTGroup assigned its rights under certain contracts, to the Company. The Company recorded revenue of $2,403,235 and $100,000, respectively for the performance of education and consulting services and the delivery of software licenses and maintenance services under these contracts.

  In March 1996, the Company purchased computer equipment from CTGroup for $125,000.

  In September 1996, the Company obtained third party software licenses from CTGroup in exchange for certain source code rights previously purchased from Open Environment Corporation (Note 4(b)). The source code rights were originally purchased with the intent of embedding the technology into certain of the Company's future products. The software licenses received and the source code rights given were deemed to be of equal value. In 1996, the Company recorded software license revenue of approximately $412,000 from the subsequent resale of software licenses acquired in this exchange.

  Amounts due from CTGroup for these transactions were $55,402 at December 31, 1996.


  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

  In June 1997, Avix Ventures, L.P. (Avix) purchased all outstanding shares then held by the significant stockholders affiliated with CTGroup. Accordingly, effective June 1997, CTGroup is not considered a related party.

 (b) Open Environment Corporation

  In 1995, the Company entered into a reseller agreement with Open Environment Corporation (OEC) to license software developed by OEC, an entity that was founded by individuals that were formerly significant stockholders of the Company. During the years ended December 31, 1995, 1996, and 1997 the Company generated software license and maintenance revenues of $1,111,992, $1,759,639, and $121,013, respectively, from the resale of OEC products and services. Total expenses relating to purchases of OEC software and OEC software bundled with the Company's product and related maintenance contracts totaled $716,392, $837,675 and $57,288 in the years ended December 31, 1995, 1996, and 1997, respectively. In addition, the Company subcontracted consulting services from OEC totaling $398,271, $153,622, and $0 in 1995, 1996, and 1997, respectively.

                                 ONEWAVE, INC.

  On December 29, 1995, the Company and OEC entered into a $2,200,000 OEM source code license agreement that provided the Company with a certain source code developed by OEC. At the time of the purchase, the Company intended to embed this source code into certain of the Company's future software products which were then under development. In accordance with SFAS No. 86, the Company charged the cost of this source code to research and development expenses in the year ended December 31, 1995.

  On October 31, 1995, the Company sold to OEC the source code for certain software technology relating to the customization and enhancement of SAP software products. OEC paid the Company an initial software license fee of $500,000 under the agreement by which the source code was transferred, and agreed to pay the Company a royalty in an amount equal to 20% of the first $1,000,000 of sales revenue recognized by OEC related to products incorporating components of the transferred source code and 10% of such sales revenues in excess of $1,000,000. OEC's royalty obligations expired on October 1, 1997. The initial software license fee was included in 1995 software license revenues. To date the Company has not received any royalties under this arrangement.

  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

  In November 1996, OEC was acquired by Borland International, Inc. To the best of the Company's knowledge, as a result of the acquisition, no stockholder of the Company holds a significant ownership interest in the combined entity. Accordingly, effective November 1996, OEC is not considered a related party.

 (c) International Integration, Incorporated

  The Company subcontracted consulting services from International Integration, Incorporated, a company controlled by a then significant stockholder of the Company. During 1995 and 1996, these consulting services totaled $662,000 and $32,000, respectively, and were included in cost of revenues.

  The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

  In June 1997, Avix purchased all outstanding shares then held by the significant stockholders which controlled International Integration, Incorporated. Accordingly, effective June 1997, International Integration, Incorporated is not considered a related party.

 (d) Internet Business Solutions, Incorporated

  During 1996, the Company generated revenues from unrelated entities of $2,920,000 of software licenses and $514,450 of consulting services to develop vertical applications in conjunction with Internet Business Solutions, Inc.
(IBS). IBS provided up to 100% of the funding of the purchase of software licenses and consulting services in return for certain rights in the developed applications. IBS was wholly-owned by certain of the Company's then significant stockholders at the time these transactions were initiated. Subsequently, IBS has received additional equity funding from Samsung Corporation. As of December 31, 1996 the balance included in accounts receivable related to these transactions was $184,500.

  In June 1997, Avix purchased all outstanding shares then held by the significant stockholders which controlled Internet Business Solutions, Incorporated. Accordingly, effective June 1997, Internet Business Solutions, Incorporated is not considered a related party.

                                 ONEWAVE, INC.

5. EMPLOYEE BENEFIT PLAN

  The Company's employees participate in an employee benefit plan under
Section 401(k) of the Internal Revenue Code. The plan is available to substantially all employees. The plan allows for employees to make contributions up to a specified percentage of their compensation. For all participants with greater than one year of continuous service, the Company contributes 25% of the first 6% of employees' pay contributed to the plan. Previously, the Company's employees were eligible to participate in a plan sponsored by CTGroup. The Company contributed approximately $2,000, $53,500, and $58,200 under these plans during the years ended December 31, 1995, 1996, and 1997, respectively.

6. LEASE COMMITMENTS

  The Company leases its office facilities and certain office equipment under operating leases expiring at various dates through 2001. Rental expense amounted to approximately $83,000, $389,000 and $590,044 for the years ended December 31, 1995, 1996, and 1997 respectively. At December 31, 1997, future rental commitments are approximately as follows:

      1998........................................................... $  508,000
      1999...........................................................    479,000
      2000...........................................................    464,000
      2001...........................................................     77,000
                                                                      ----------
        Total........................................................ $1,528,000
                                                                      ==========

7. COMPENSATION TO FORMER CHIEF EXECUTIVE OFFICER

  In January 1996, a then significant stockholder of the Company entered into an agreement with the Company's former Chief Executive Officer (CEO) under which the former CEO purchased 960,000 shares of the Company's common stock held by the stockholder at a price of $1.50 per share. To fund the purchase, the former CEO entered into a $1,440,000 note payable agreement with the stockholder. The note payable accrued interest at 6.56% per annum and provides for full recourse against the former CEO. At the time of this sale transaction, the fair market value of the Company's common stock was $7.50 per share. The Company has recorded the aggregate difference between the fair market value of the common stock and the price paid by the former CEO, $5,760,000, in compensation to former chief executive officer in the accompanying statement of operations for the year ended December 31, 1996. In connection with this purchase, the Company agreed to loan the former CEO up to $2,560,000 which represents the former CEO's estimated tax liability resulting from the compensation on the purchase of shares at less than fair market value. The Company recorded this commitment as an accrued expense and a corresponding note receivable from executive officer in the accompanying balance sheet as of December 31, 1996.

  The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the former CEO surrendered the purchased shares in satisfaction of the loan. For the year ended December 31, 1997, the Company has recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock (see Note 2).

  In connection with the employment of the former CEO in January 1996, the former CEO received a nonrefundable $1,000,000 cash payment from a significant stockholder. The Company believes the nature of this payment to be a sign-on bonus. Accordingly, the Company has recorded a $1,000,000 charge to compensation to former chief executive officer in the accompanying statement of operations for the year ended December 31, 1996 with a corresponding contribution to additional paid-in capital.

                                 ONEWAVE, INC.

  Also in connection with the employment of the former CEO, the same significant stockholder agreed to reimburse the former CEO for any potential decline in value (from January 1996 to the date of exercise) for certain stock appreciation rights held by the former CEO in an unrelated company. At the time this agreement was entered into, the unrealized appreciation on the stock appreciation rights was approximately $4,400,000. The stock appreciation rights were exercised by the former CEO in September 1996. The value of the stock of the unrelated company had declined to the extent that the stockholder is required to reimburse the former CEO approximately $34,000. The Company has recorded this charge to compensation to former chief executive officer in the accompanying statement of operations for the year ended December 31, 1996, with a corresponding contribution to additional paid-in capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information appearing under the captions "Information Regarding Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.

  The Company's directors and executive officers and their principal occupations are set forth below:

NAME                     PRINCIPAL OCCUPATION
----                     --------------------
Kevin Azzouz............ Partner, Avix Associates, L.P.
Stephen R. Levy......... Private Investor and Consultant
Ofer Nemirovsky......... Managing Director, HVP Partners, LLC
Lennart Mengwall........ Chairman and Chief Executive Officer, OneWave, Inc. and
                         Partner, Avix Associates, L.P.
Peter Marton............ President of Consulting Services Group, OneWave, Inc.
Joseph Seebach.......... Vice President of Sales and Marketing, OneWave, Inc.
David Chapman........... Chief Financial Officer, Treasurer and Secretary,
                         OneWave, Inc.

ITEM 11. EXECUTIVE COMPENSATION

  The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information appearing under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

Reference is made to the Index set forth on page 17 of this Annual Report on Form 10-K.

  (a)(2) Financial Statements Schedules:

                                                                            PAGE
                                                                            ----
      Schedule II--Valuation and Qualifying Accounts....................... S-2

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

  (a)(3) Exhibits. Exhibits 10.1 through 10.3 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
   3.1   Third Amended and Restated Certificate of Incorporation(2)
   3.2   Amended and Restated By-laws(2)
   4.1   Specimen Common Stock Certificate(3)
  10.1   1995 Stock Plan, as amended(1)
  10.1A  Form of Incentive Stock Option Agreement under the 1995 Stock Plan(4)
  10.1B  Form of Non-Qualified Stock Option Agreement under the 1995 Stock
         Plan(4)
  10.2   1996 Stock Plan, as amended(2)
  10.2A  Form of Incentive Stock Option Agreement under the 1996 Stock Plan(4)
  10.2B  Form of Non-Qualified Stock Option Agreement under the 1996 Stock
         Plan(4)
  10.3   Employee Stock Purchase Plan(2)
  10.4   Lease for One Arsenal Marketplace, Watertown, Massachusetts(1)
  10.5   Source Code License Agreement dated as of August 8, 1995 between the
         Company and InterGroup Technologies, Inc.(2)
  10.6   Software License Agreement dated as of August 8, 1995 between the
         Company and InterGroup Technologies, Inc.(2)
  10.6A  Agreements dated as of May 21, 1996 and May 22, 1996 amending the
         Source Code License Agreement and Software License Agreement between the Company and InterGroup Technologies, Inc.(2)
  10.7   Source Code License Agreement dated as of February 8, 1996 between the
         Company and Mentor Communications Limited(2)
  10.8   Software License Agreement dated as of August 10, 1995 between the
         Company and Mystic River Software, Inc.(2)
  10.9   Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)
  10.10  Loan Agreement dated February 16, 1996 between the Company and State
         Street Bank and Trust Company, together with Guaranty (unlimited) of
         J&S Limited Partnership(1)
  10.11  Warrant Purchase Agreement dated as of February 16, 1996 between the
         Company and SSB Investments, Inc.(2)
  10.12  Common Stock Purchase Warrant dated as of February 16, 1996 issued to
         SSB Investments, Inc.(2)

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
  10.13  Series B Convertible Preferred Stock Purchase Agreement dated February
         27, 1996 between the Company and Hewlett-Packard Company(1)
  10.14  Amendment to Series B Convertible Preferred Stock Purchase Agreement
         dated as of March 6, 1996 between the Company and Hewlett-Packard
         Company(1)
  10.14A Amendment No. 1 to Series B Convertible Preferred Stock Purchase
         Agreement dated as of June 7, 1996 between the Company and Hewlett-
         Packard Company(3)
  10.15  Series B Convertible Preferred Stock Purchase Agreement dated March 6,
         1996 among the Company and the purchasers named therein(1)
  10.16  Registration Rights Agreement dated March 6, 1996 among the Company and the investors named therein(1)
  10.17  Co-Sale Rights Agreement dated as of March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.18  Voting Agreement dated March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(2)
  10.19  Series C Convertible Preferred Stock Purchase Agreement dated as of
         March 29, 1996 among the Company and the purchasers named therein(1)
  10.20  Registration Rights Agreement dated as of March 29, 1996 among the
         Company and the investors named therein(1)
  10.21  Stock Repurchase Agreement dated as of April 4, 1996 between the
         Company and James Nondorf(1)
  10.22  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and J&S Limited Partnership(1)
  10.23  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and Harrington Trust Limited as Trustee of The Appleby Trust(1)
  10.24  Loan Agreement dated as of March 31, 1996 between Klaus P. Besier and the Company(2)
  10.25  Stock Purchase Agreement dated as of April 22, 1997 by and among Avix
         Ventures, L.P. and the named Sellers therein(5)
  21     List of Subsidiaries(4)
 *23     Consent of Arthur Andersen LLP
 *27.1   Financial Data Schedule for (current) fiscal YEAR ended DEC-31-1997
 *27.2   Restated FDS for fiscal YEAR ended DEC-31-1996
 *27.3   Restated FDS for QUARTER ended SEP-30-1996
 *27.4   Restated FDS for QUARTER ended JUN-30-1996

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(3) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 (File No. 000-20789) and incorporated herein by reference thereto.
(5) Filed as an exhibit to Schedule 13D filed with the Securities and Exchange Commission on May 2, 1997 (File No. 005-47827) and incorporated herein by reference thereto.
 * Filed herewith.

  A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED WITHOUT CHARGE BY WRITTEN REQUEST TO THE COMPANY'S SECRETARY, DAVID W. CHAPMAN, ONEWAVE INC., ONE ARSENAL MARKETPLACE, WATERTOWN, MA 02172.

  (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

  (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 36.

  (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page S-1.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          OneWave, Inc.

                                                   /s/ Lennart Mengwall
                                          By: _________________________________
                                                    LENNART MENGWALL
                                           CHAIRMAN OF THE BOARD,PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER

Dated: March 26, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ Lennart Mengwall           Chairman, President      March 26, 1998
-------------------------------------   and Chief Executive
          LENNART MENGWALL              Officer (Principal
                                        Executive Officer &
                                        Director)

        /s/ David W. Chapman           Chief Financial          March 26, 1998
-------------------------------------   Officer (Principal
          DAVID W. CHAPMAN              Financial and
                                        Accounting Officer)

          /s/ Kevin Azzouz             Director                 March 26, 1998
-------------------------------------
            KEVIN AZZOUZ

         /s/ Stephen R. Levy           Director                 March 26, 1998
-------------------------------------
           STEPHEN R. LEVY

         /s/ Ofer Nemirovsky           Director                 March 26, 1998
-------------------------------------
           OFER NEMIROVSKY

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To OneWave, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of OneWave, Inc. as of December 1996 and 1997 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1996, and 1997, included in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 28, 1998

                                                                     SCHEDULE II

                                 ONEWAVE, INC.

                        VALUATION OF QUALIFYING ACCOUNTS

                                    BALANCE AT    BAD DEBT              WRITE-    BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS  BEGINNING PERIOD EXPENSE  RECOVERIES    OFFS    END OF PERIOD
-------------------------------  ---------------- -------- ----------  --------  -------------
Year ended December 31,
 1995...................             $    --      $143,000 $     --    $(43,000)   $100,000
Year ended December 31,
 1996...................              100,000      260,000       --     (77,000)    283,000
Year ended December 31,
 1997...................              283,000          --   (233,000)       --       50,000

                                 ONEWAVE, INC.

                                 EXHIBIT INDEX

  Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
     3.1     Third Amended and Restated Certificate of Incorporation(2)
     3.2     Amended and Restated By-laws(2)
     4.1     Specimen Common Stock Certificate(3)
    10.1     1995 Stock Plan, as amended(1)
    10.1A    Form of Incentive Stock Option Agreement under the 1995 Stock
             Plan(4)
    10.1B    Form of Non-Qualified Stock Option Agreement under the 1995 Stock
             Plan(4)
    10.2     1996 Stock Plan, as amended(2)
    10.2A    Form of Incentive Stock Option Agreement under the 1996 Stock
             Plan(4)
    10.2B    Form of Non-Qualified Stock Option Agreement under the 1996 Stock
             Plan(4)
    10.3     Employee Stock Purchase Plan(2)
    10.4     Lease for One Arsenal Marketplace, Watertown, Massachusetts(1)
    10.5     Source Code License Agreement dated as of August 8, 1995 between the Company and InterGroup Technologies, Inc.(2)
    10.6     Software License Agreement dated as of August 8, 1995 between the
             Company and InterGroup Technologies, Inc.(2)
    10.6A    Agreements dated as of May 21, 1996 and May 22, 1996 amending the
             Source Code License Agreement and Software License Agreement
             between the Company and InterGroup Technologies, Inc.(2)
    10.7     Source Code License Agreement dated as of February 8, 1996 between the Company and Mentor Communications Limited(2)
    10.8     Software License Agreement dated as of August 10, 1995 between the
             Company and Mystic River Software, Inc.(2)
    10.9     Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)
    10.10    Loan Agreement dated February 16, 1996 between the Company and
             State Street Bank and Trust Company, together with Guaranty
             (unlimited) of J&S Limited Partnership(1)
    10.11    Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc.(2)
    10.12    Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(2)
    10.13    Series B Convertible Preferred Stock Purchase Agreement dated
             February 27, 1996 between the Company and Hewlett-Packard
             Company(1)
    10.14    Amendment to Series B Convertible Preferred Stock Purchase
             Agreement dated as of March 6, 1996 between the Company and
             Hewlett-Packard Company(1)
    10.14A   Amendment No. 1 to Series B Convertible Preferred Stock Purchase
             Agreement dated as of June 7, 1996 between the Company and
             Hewlett-Packard Company(3)

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
    10.15    Series B Convertible Preferred Stock Purchase Agreement dated
             March 6, 1996 among the Company and the purchasers named therein(1)
    10.16    Registration Rights Agreement dated March 6, 1996 among the
             Company and the investors named therein(1)
    10.17    Co-Sale Rights Agreement dated as of March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
    10.18    Voting Agreement dated March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(2)
    10.19    Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein(1)
    10.20    Registration Rights Agreement dated as of March 29, 1996 among the
             Company and the investors named therein(1)
    10.21    Stock Repurchase Agreement dated as of April 4, 1996 between the
             Company and James Nondorf(1)
    10.22    Stock Repurchase Agreement dated as of April 15, 1996 between the
             Company and J&S Limited Partnership(1)
    10.23    Stock Repurchase Agreement dated as of April 15, 1996 between the
             Company and Harrington Trust Limited as Trustee of The Appleby
             Trust(1)
    10.24    Loan Agreement dated as of March 31, 1996 between Klaus P. Besier and the Company(2)
    10.25    Stock Purchase Agreement dated as of April 22, 1997 by and among
             Avix Ventures, L.P. and the named Sellers therein(5)
    21       List of Subsidiaries(4)
   *23       Consent of Arthur Andersen LLP
 *27.1       Financial Data Schedule for (current) fiscal YEAR ended DEC-31-
             1997
 *27.2       Restated FDS for fiscal YEAR ended DEC-31-1996
 *27.3       Restated FDS for QUARTER ended SEP-30-1996
 *27.4       Restated FDS for QUARTER ended JUN-30-1996

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(3) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997 (File No. 000-20789) and incorporated herein by reference thereto.
(5) Filed as an exhibit to Schedule 13D filed with the Securities and Exchange Commission on May 2, 1997 (File No. 005-47827) and incorporated herein by reference thereto.
*   Filed herewith.