Form 10-K/A
period 1997-12-31
ONEWAVE INC
filed 1998-04-30
CIK 1011255

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------
                                  FORM 10-K/A

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

  The number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 23, 1998 was 14,392,040.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Part III, Items 10, 11, 12 and 13, of the Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 is hereby amended and restated in full by adding those items as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

  Set forth below is certain information regarding the Directors of the Company, including the Class II Director who has been nominated for the election at the Annual Meeting of Stockholders, based on information furnished by them to the Company.

                                                                       DIRECTOR
                                 NAME                             AGE   SINCE
                                 ----                             --- ----------
      CLASS I--TERM EXPIRES 2000
      Ofer Nemirovsky............................................  38 March 1996
      Lennart Mengwall...........................................  55 May 1997
      CLASS II--TERM EXPIRES 1998
      Kevin Azzouz*..............................................  38 May 1997
      CLASS III--TERM EXPIRES 1999
      Stephen R. Levy............................................  57 May 1996

--------
* Nominee for re-election

  The principal occupation and business experience for at least the last five years of each Director of the Company is set forth below.

  Lennart Mengwall has served as Chairman of the Board, Chief Executive Officer and President since May 1997. Mr. Mengwall formerly served as the Chairman and Chief Executive Officer of Quest Development Corp. from 1989 to 1993. Mr. Mengwall is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company.

  Kevin Azzouz has served as a Director of the Company since May 1997. Mr. Azzouz formerly served as the President of Quest Development Corp. from 1989 to 1994. From 1994 to March 1996, Mr. Azzouz served as the President and Chief Operating Officer of Arcada Software. Mr. Azzouz is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company.

  Stephen R. Levy has served as a Director of the Company since May 1996. Since 1995, Mr. Levy has been a private investor and consultant. Mr. Levy is presently a director of BBN Corporation (formerly Bolt Beranek and Newman Inc.) and previously served BBN as President and Chief Executive Officer from 1976 to 1983, as Chairman of the Board and Chief Executive Officer from 1983 to 1993, as Chairman of the Board, President and Chief Executive Officer in 1993, and as Chairman of the Board from 1994 to 1995. Mr. Levy also serves as a director of ThermoOptek Corporation.

  Ofer Nemirovsky has served as a Director of the Company since March 1996. Mr. Nemirovsky is a Managing Director of HarbourVest Partners, LLC and Hancock Venture Partners, Inc. ("HVP"). Prior to joining HVP in 1986, Mr. Nemirovsky held various computer sales and marketing positions at Hewlett-Packard. He is currently a director of several privately held companies.

  Set forth below is certain information regarding the executive officers of the Company as of December 31, 1997.

The Board of Directors and its Committees

  The Board held 12 meetings during Fiscal 1997. During Fiscal 1997, each of the incumbent Directors attended at least 75% of the total number of meetings of the Board and of the committees of which he was a member. The Company's Board has established an Audit Committee and a Compensation Committee.

  The Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's year-end operating results, considers the adequacy of the internal accounting procedures and considers the effect of such procedures on the accountants' independence. The Audit Committee consists of Lennart Mengwall and Ofer Nemirovsky, and held 5 meetings during Fiscal 1997.

  The Compensation Committee reviews and recommends the compensation arrangements for all Directors and officers, approves such arrangements for other senior level employees and administers and takes such other action as may be required in connection with certain compensation and incentive plans of the Company. The Compensation Committee also determines the options or stock to be issued to eligible persons under the OneWave, Inc. 1995 Stock Plan (the "1995 Plan"), the OneWave, Inc. 1996 Stock Plan (the "1996 Plan"), construes and interprets the 1995 Plan and the 1996 Plan (collectively, the "Stock Plans"), and prescribes the terms and conditions of such options or stock. The Compensation Committee also administers the OneWave, Inc. Employee Stock Purchase Plan. In addition, the Compensation Committee establishes, amends and revokes rules and regulations for the administration of all such plans. The Compensation Committee consists of Stephen R. Levy and Kevin Azzouz, and held 1 meeting during Fiscal 1997.

Information Regarding Executive Officers

  Set forth below is certain information regarding each of the executive officers of the Company including their principal occupation and business experience for at least the last five years.

          NAME           AGE POSITION
          ----           --- --------
Lennart Mengwall .......  55 Chairman of the Board and Chief Executive Officer
Peter Marton ...........  44 President of Consulting Services Group
Joseph W. Seebach ......  36 Vice President and President of Sales and Marketing
David W. Chapman........  34 Chief Financial Officer, Treasurer and Secretary

  The principal occupation and business experience for the last five years of the Company's executive officers, other than such officers who also served as Directors, is set forth below.

  Joseph W. Seebach joined the Company as Senior Vice President in July 1997 and assumed the position of President of Software Products Group in October 1997. Prior to joining the Company, Mr. Seebach served as General Manager, Consumer Products Division of Seagate Software from January 1997 to July 1997, Vice President, Strategic Accounts of Seagate Software, Vice President, Strategic Business of Arcada Software from 1994 to 1996 and Director of Software Development and Director of OEM Sales of Quest Development Corp. from 1993 to 1994.

  Peter D. Marton joined the Company as President of Consulting Services in March 1998. Prior to joining the Company, Mr. Marton served as Senior Vice President, Commercial Consulting and Systems Integration Venture, of Fidelity Investments. From January 1996 to August 1996, Mr. Marton served as President and Chief Executive Officer of Global Village, Inc. From 1990 to January 1996, Mr. Marton served as Group Vice President of Operations of Cambridge Technology Partners.

  David W. Chapman was appointed as the Company's Chief Financial Officer in March 1998 and has served as the Controller of the Company since September 1995. Mr. Chapman was appointed as Secretary of the Company in February 1998. From December 1993 to August 1995, Mr. Chapman was the Accounting Manager of Astrum International. Mr. Chapman was also associated with the accounting firm of Deloitte & Touche from 1988 to 1993.

  Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during Fiscal 1996, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, with the exception of Lennart Mengwall and Kevin Azzouz who did not timely file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

  Directors who are officers or employees of the Company receive no compensation for service as Directors. Generally, Directors who are not officers or employees of the Company receive such compensation for their services as the Board may from time to time determine. Each of Albert Carnesale and Stephen Levy (the "Non-Employee Directors") received a fee of $2,500 for meetings attended during Fiscal 1997. In addition, each of the Non-Employee Directors has been granted an option to purchase 7,000 shares of Common Stock at an exercise price of $12.00 per share. Each Non-Employee Director also automatically receives on January 1 of each year an option to purchase 1,700 shares of Common Stock at an exercise price per share equal to the fair market value of the underlying Common Stock as determined under the 1996 Plan. Each of these options vests annually in equal installments over a four-year period and expires ten years from the date of grant. All Directors are reimbursed for expenses incurred in connection with attendance at meetings.

Executive Compensation

  The following sections set forth and describe the compensation paid or awarded during the last two years to the Company's Chief Executive Officer, the other most highly compensated executive officer and two former executive officers who earned in excess of $100,000 during Fiscal 1997 ("named executive officers").

  Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other named executive officers during each of the fiscal years ended December 31, 1997 and December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                                                      LONG TERM
                                                     COMPENSATION
                             ANNUAL COMPENSATION        AWARDS
                          --------------------------  SECURITIES
   NAME AND PRINCIPAL                                 UNDERLYING      ALL OTHER
        POSITION          YEAR(1) SALARY($) BONUS($)  OPTIONS(#)  COMPENSATION($)(3)
   ------------------     ------- --------- -------- ------------ ------------------
Lennart Mengwall,
 Chairman of the Board,
 Chief Executive Officer
 and President(1).......   1997         --       --         --              --
Joseph W. Seebach,
 President of Software
 Products Group(1)......   1997     83,078   75,000    350,000              --
Klaus P. Besier, Former
 Chairman of the Board,
 Chief Executive Officer
 and President(2).......   1997     87,474       --    500,000              --
                           1996    188,654       --    330,000          18,064
John S. Coviello, Former
 Vice President of
 Engineering(2).........   1997     73,363       --    250,000             908
                           1996    104,330   64,800    250,000          46,756

--------
(1) Messrs. Mengwall and Seebach were not employed by the Company during fiscal year 1996.
(2) Messrs. Besier and Coviello resigned from the Company during Fiscal 1997.
(3) Includes taxable relocation expense reimbursement and Company contributions to the Company's 401(k) plan on behalf of the executives.
(4) These options issued during 1996 were cancelled and re-issued during 1997.

  Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to certain named executive officers of the Company who received options during Fiscal 1997.

                                                                             POTENTIAL
                                                                         REALIZABLE VALUE
                                                                         AT ASSUMED ANNUAL
                                                                          OF STOCK PRICE
                                                                         APPRECIATION FOR
                                        INDIVIDUAL GRANTS                 OPTION TERM(1)
                         ----------------------------------------------- -----------------
                                     PERCENT
                                    OF TOTAL
                                     OPTIONS
                         NUMBER OF   GRANTED  EXERCISE
                         SECURITIES    TO     RATES OR
                         UNDERLYING EMPLOYEES   BASE
                          OPTIONS   IN FISCAL  PRICE
          NAME           GRANTED(#)   YEAR     ($/SH)   EXPIRATION DATE   5%($)   10%($)
          ----           ---------- --------- -------- ----------------- ------- ---------
Klaus P. Besier(2)......  500,000     21.19%   2.063   September 7, 1997      --        --
John S. Coviello(2).....  250,000     10.59%   2.063   November 20, 1997      --        --
Joseph W. Seebach(3)....  350,000     14.83%   2.625   July 22, 2007     577,797 1,464,251

                       OPTION GRANTS IN LAST FISCAL YEAR

--------
(1) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% for the exercise price of such options over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.
(2) In connection with the termination of employment of each of Messrs. Besier and Coviello: (i) Mr. Besier's vested options to purchase 82,500 shares expired on September 6, 1997, and his unvested options to purchase 417,500 shares were canceled immediately upon termination of employment on June 9, 1997 and (ii) Mr. Coviello's vested and unexercised options to purchase 118,000 shares expired on November 22, 1997.
(3) Represents (i) an option to purchase 100,000 restricted shares vested upon the grant date. Restrictions to sell the shares expire equally over sixteen quarterly installments from the date of hire; and (ii) an option to purchase 250,000 shares vesting equally over sixteen quarterly installments from the date of hire.

  Option Exercises and Option Values. The following table sets forth information concerning the number of underlying shares and value of unexercised options to purchase Common Stock of the Company held by the named executive officers as of December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                                                            OPTIONS AT              AT DECEMBER 31,
                                                         DECEMBER 31, 1997            1997($)(1)
                                                     ------------------------- -------------------------
                         SHARES ACQUIRED    VALUE
          NAME            ON EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           --------------- ----------- ----------- ------------- ----------- -------------
Joseph W. Seebach.......     100,000           --          --       250,000         --           --
Klaus P. Besier.........          --           --          --       330,000         --           --
John S. Coviello........     132,000       91,363      50,000       200,000         --           --

--------
(1) Based on the last reported sale price on the Nasdaq National Market on December 31, 1997 of $1.625 less the option exercise price.

Employment Agreements with Executive Officers

  The Company has entered into letter agreements with each of its executive officers, providing for base salary, bonus, incentive compensation and relocation expense reimbursement, as applicable. Each executive is an employee at will. Under the Company's standard Employee Agreement, each of the executives is subject to provisions concerning the ownership, use and disclosure of the Company's confidential information and intellectual property, and a one-year restriction on competition with the Company following termination of employment for any reason.

Compensation Committee Interlocks and Insider Participation

  Since May 10, 1996 all executive officer compensation decisions have been made by the Compensation Committee. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee is an officer of the Company. The current members of the Compensation Committee are Stephen R. Levy and Kevin Azzouz. Prior to May 10, 1996 and the creation of the Compensation Committee, all Directors participated in deliberations of the Company's Board of Directors concerning executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of the date indicated by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1997, (ii) each of the Company's Directors as of March 26, 1998, (iii) each of the named executive officers as of March 26, 1998 and (iv) the Company's executive officers and Directors as a group as of March 26, 1998.

OWNERSHIP(2)

NAME OF BENEFICIAL OWNER(1)                                     BENEFICIAL
---------------------------                                  -----------------
                                                             SHARES(1) PERCENT
                                                             --------- -------
Avix Ventures, L.P.(3)...................................... 7,748,871  53.8%
 160 West 66th Street
 New York, NY 10023
OFFICERS AND DIRECTORS:
Lennart Mengwall(4)......................................... 7,748,871  53.8%
Joseph W. Seebach(5)........................................   146,875     *
Klaus P. Besier(6)..........................................    54,667     *
John S. Coviello(6).........................................        --     *
Stephen R. Levy(7)..........................................    35,508     *
Ofer Nemirovsky(8)..........................................   483,522   3.4%
Kevin Azzouz(9)............................................. 7,748,871  53.8%
All directors and executive officers as a group (9
 persons)(10)............................................... 8,475,414  58.7%

--------
* Represents less than 1% of the outstanding shares.

(1) Information with respect to beneficial owners of more than 5% of the outstanding shares of Common Stock is based solely on information provided to the Company and reported to the Commission on Schedules 13G filed as of February 17, 1998.

(2) All percentages have been determined as of March 26, 1998, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. As of the Record Date, a total of approximately 14,392,040 shares of Common Stock were issued and outstanding and options to acquire a total of 164,119 shares of Common Stock were exercisable within 60 days.

(3) As reported on Schedule 13D/A filed with the Securities and Exchange Commission on June 24, 1997 by Avix Ventures, L.P., of which Avix Associates, L.P. is the general partner, of which Lennart Mengwall and Kevin Azzouz are general partners.

(4) Represents shares held by Avix Ventures, L.P., of which Mr. Mengwall holds sole dispositive and voting powers with respect to 20,000 shares. Mr. Mengwall is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

(5) Includes 46,875 shares which Mr. Seebach may acquire upon exercise of stock options within 60 days of March 26, 1998.

(6) Messrs. Besier and Coviello resigned from the Company in June 1997 and August 1997, respectively. While such figures represent information known to the Company as of such date, Messrs. Besier and Coviello may have sold or purchased shares of Common Stock subsequent to their resignation.

(7) Includes 2,175 shares which Mr. Levy may acquire upon exercise of stock options within 60 days after March 26, 1998.

(8) Includes (i) 457,280 shares held by Hancock Venture Partners IV-Direct Fund L.P. and 24,067 shares held by Falcon Ventures II, L.P., the respective general partners of which Mr. Nemirovsky is a general partner, but as to which Mr. Nemirovsky disclaims beneficial ownership and (ii) 2,175 shares of which Mr. Nemirovsky may acquire upon exercise of a stock option within 60 days after March 26, 1998.

(9) Represents shares help by Avix Ventures, L.P. Mr. Azzouz is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

(10) Includes 57,096 shares which may be acquired upon exercise of stock options within 60 days of March 26, 1998 (including 5,871 options held by David W. Chapman, Chief Financial Officer, Treasurer and Secretary) and 100 shares held by Mr. Chapman.

MARKET VALUE

  On December 31, 1997, the closing price of a share of the Company's Common Stock on the Nasdaq National Market was $1.625.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In January 1996, a principal stockholder sold 960,000 shares of Common Stock to Klaus Besier, the former Chief Executive Officer and President of the Company, for a purchase price of $1.50 per share, for an aggregate purchase price of $1,440,000. At the time of such purchase, the Common Stock had a fair market value of $7.50 per share. As an inducement to Mr. Besier to accept the Company's employment offer, the Company agreed to lend Mr. Besier up to $2,560,000 to fund the amount of income tax liability incurred by Mr. Besier in connection with this stock purchase based upon the difference between the purchase price for the shares and the fair market value of the shares at the time of such purchase. In April 1997, the Company extended a loan of $2,507,000 for such purpose. In connection with his resignation from the Company in June 1997, Mr. Besier surrendered the 960,000 shares of Common Stock to the Company in satisfaction of such loan. The Company recorded an expense of $227,000 in 1997 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company.

  On June 9, 1997, Avix Ventures, L.P. consummated the acquisition of 7,748,871 shares of Common Stock of the Company pursuant to an agreement dated April 22, 1997 by and among Avix Ventures, L.P. and certain principal stockholders of the Company. Lennart Mengwall and Kevin Azzouz are general partners of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P.

  In connection with the Avix Acquisition, Lennart Mengwall and Kevin Azzouz were elected as Directors of the Company on May 7, 1997 at the annual meeting of stockholders. Following the consummation of the Avix Acquisition on June 9, 1997, Mr. Mengwall was appointed as Chairman of the Board of Directors and Mr. Azzouz was appointed as Acting Chief Executive Officer. On October 14, 1997, Mr. Mengwall was appointed the Company's Chief Executive Officer and President.

  On February 3, 1998, the Company issued a promissory note in the amount of $150,000 to Joseph W. Seebach, the Company's Vice President of Sales & Marketing. The promissory note is secured by a perfected, first priority security interest in 100,000 shares of the Company's common stock owned by Mr. Seebach. The promissory note is payable on December 31, 1998. The promissory note bears interest at a rate of six and one-half percent per annum.

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

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
  10.9   Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)
  10.10  Loan Agreement dated February 16, 1996 between the Company and State
         Street Bank and Trust Company, together with Guaranty (unlimited) of
         J&S Limited Partnership(1)
  10.11  Warrant Purchase Agreement dated as of February 16, 1996 between the
         Company and SSB Investments, Inc.(2)
  10.12  Common Stock Purchase Warrant dated as of February 16, 1996 issued to
         SSB Investments, Inc.(2)
  10.13  Series B Convertible Preferred Stock Purchase Agreement dated February
         27, 1996 between the Company and Hewlett-Packard Company(1)
  10.14  Amendment to Series B Convertible Preferred Stock Purchase Agreement
         dated as of March 6, 1996 between the Company and Hewlett-Packard
         Company(1)
  10.14A Amendment No. 1 to Series B Convertible Preferred Stock Purchase
         Agreement dated as of June 7, 1996 between the Company and Hewlett-
         Packard Company(3)
  10.15  Series B Convertible Preferred Stock Purchase Agreement dated March 6,
         1996 among the Company and the purchasers named therein(1)
  10.16  Registration Rights Agreement dated March 6, 1996 among the Company and the investors named therein(1)
  10.17  Co-Sale Rights Agreement dated as of March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(1)
  10.18  Voting Agreement dated March 6, 1996 among the investors and holders of shares of the Company's Common Stock named therein(2)
  10.19  Series C Convertible Preferred Stock Purchase Agreement dated as of
         March 29, 1996 among the Company and the purchasers named therein(1)
  10.20  Registration Rights Agreement dated as of March 29, 1996 among the
         Company and the investors named therein(1)
  10.21  Stock Repurchase Agreement dated as of April 4, 1996 between the
         Company and James Nondorf(1)
  10.22  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and J&S Limited Partnership(1)
  10.23  Stock Repurchase Agreement dated as of April 15, 1996 between the
         Company and Harrington Trust Limited as Trustee of The Appleby Trust(1)
  10.24  Loan Agreement dated as of March 31, 1996 between Klaus P. Besier and the Company(2)
  10.25  Stock Purchase Agreement dated as of April 22, 1997 by and among Avix
         Ventures, L.P. and the named Sellers therein(5)
  21     List of Subsidiaries(4)
 *23     Consent of Arthur Andersen LLP
 *27.1   Financial Data Schedule for (current) fiscal YEAR ended DEC-31-1997
 *27.2   Restated FDS for fiscal YEAR ended DEC-31-1996
 *27.3   Restated FDS for QUARTER ended SEP-30-1996
 *27.4   Restated FDS for QUARTER ended JUN-30-1996

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

  (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 42.

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

                                          ONEWAVE, INC.

Date: April 27, 1998                      By:/s/ David W. Chapman
                                            -----------------------------------
                                            David W. Chapman
                                            Chief Financial Officer, Treasurer
                                             and Secretary
                                            (Principal Financial and
                                             Accounting Officer)

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