Form 10-Q
period 1998-03-31
ONEWAVE INC
filed 1998-05-14
CIK 1011255

                                  FORM 10 - Q




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C   20549


                            _______________________


              X   Quarterly report pursuant to Section 13 or 15(d)
             ---
                 of the Securities Exchange Act of 1934 for the
                    quarterly period ended March 31, 1998 or

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

                          _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X                            NO ___
                        -----

   As of May 5, 1998 there were 14,392,040 shares of Common Stock outstanding.

                                 OneWave, Inc.



                               Table of Contents



PART I - FINANCIAL INFORMATION                               Page
                                                             ----
Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1997
 and March 31, 1998.                                            3

Condensed Consolidated Statements of Operations for the
 three months ended March 31, 1997 and 1998.                    4

Condensed Consolidated Statements of Cash Flows for the
 three months ended March 31, 1997 and 1998.                    5

Notes to Condensed Consolidated Financial Statements.           6

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations.                           7

Item 3.  Quantitative and Qualitative Disclosures about
 Market Risk.                                                   9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      10

Item 2. Changes in Securities                                  10

Item 3. Default Upon Senior Securities                         10

Item 4. Submission of Matters to a Vote of Security Holders    10

Item 5. Other Information                                      10

Item 6. Exhibits and Reports on Form 8-K                       10

Signatures                                                     11

                                 OneWave, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

Part I. Financial Information
-----------------------------

Item 1.Condensed Consolidated Financial Statements.

                                                                    December 31,                March 31,
                                                                        1997                      1998
                                                                ------------------        ------------------
                                                                                              (Unaudited)
                           Assets

Current Assets:
  Cash and cash equivalents                                               $ 10,804                  $ 13,460
  Marketable securities                                                     22,909                    19,033
  Accounts receivable, net                                                     783                       532
  Prepaid expenses and other current assets                                    201                       178
                                                                ------------------        ------------------

    Total current assets                                                    34,697                    33,203

Property and Equipment, net                                                  1,569                     1,381

Other Assets                                                                    --                       150
                                                                ------------------        ------------------

      Total assets                                                        $ 36,266                  $ 34,734
                                                                ==================        ==================


            Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                        $    800                  $    715
  Other current liabilities                                                  1,570                     1,310
  Deferred revenue                                                             491                       267
                                                                ------------------        ------------------

    Total current liabilities                                                2,861                     2,292

Stockholders' Equity:
  Common stock                                                                  15                        15
  Treasury stock                                                            (1,657)                   (1,604)
  Additional paid-in capital                                                58,906                    58,884
  Accumulated deficit                                                      (23,859)                  (24,853)
                                                                ------------------        ------------------
    Total stockholders' equity                                              33,405                    32,442

            Total liabilities and stockholders' equity                    $ 36,266                  $ 34,734
                                                                ==================        ==================

           The accompanying notes are an integral part of these consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Operations
                      (In thousands except per share data)

                                                                              Unaudited
                                                                         Three Months Ended
                                                                               March 31,
                                                             -------------------------------------------
                                                                     1997                     1998
                                                             ------------------       ------------------
Revenues:
    Consulting and education services                                   $ 1,212                  $   965
    Software license and maintenance                                        300                       94
                                                             ------------------       ------------------
       Total revenues                                                     1,512                    1,059

 Cost of Revenues:
    Consulting and education services                                     1,222                    1,156
    Software license and maintenance                                        279                       45
                                                             ------------------       ------------------
       Total cost of revenues                                             1,501                    1,201
                                                             ------------------       ------------------

       Gross profit (loss)                                                   11                     (142)

 Operating Expenses:
   Selling, general and administrative                                    2,152                      867
   Research and development                                                 759                      424
                                                             ------------------       ------------------
       Total operating expenses                                           2,911                    1,291
                                                             ------------------       ------------------

       Operating loss                                                    (2,900)                  (1,433)

 Interest Income, net                                                       514                      439
                                                             ------------------       ------------------
       Net loss before taxes                                             (2,386)                    (994)
 Income Tax Expense                                                          15                       --
                                                             ------------------       ------------------

       Net loss                                                         $(2,401)                 $  (994)
                                                             ==================       ==================

Basic and Diluted Net Loss per Common
   Share                                                                 $(0.16)                  $(0.07)
                                                             ==================       ==================

Shares Used in Computing Net Loss per
   Common Share                                                          14,979                   14,389
                                                             ==================       ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                          Unaudited
                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                               ---------------------------------
                                                                                                   1997               1998
                                                                                               --------------     --------------
Cash Flows from Operating Activities:
        Net loss                                                                               $      (2,401)     $        (994)
        Adjustments to reconcile net loss to net cash used in
            operating activities:
                     Depreciation and amortization                                                       350                216
        Change in operating assets and liabilities:
                     Accounts receivable                                                                 513                251
                     Prepaid expenses and other current assets                                           163                 24
                     Accounts payable                                                                   (697)               (85)
                     Other current liabilities                                                          (319)              (261)
                     Deferred revenue                                                                   (165)              (224)
                                                                                               --------------     --------------
                          Net cash used in operating activities                                       (2,556)            (1,073)

Cash Flows from Investing Activities:
        Sales of marketable securities                                                                 4,591              3,876
        Increase in other assets                                                                           -               (150)
        Purchases of property and equipment                                                              (53)               (28)
                                                                                               --------------     --------------
                          Net cash provided by investing activities                                    4,538              3,698

Cash Flows from Financing Activities:
        Proceeds from common stock issuance for employee stock purchase plan                              93                 30
        Proceeds from exercise of stock options                                                          222                  1
                                                                                               --------------     --------------
                          Net cash provided by financing activities                                      315                 31

Net Increase in Cash and Cash Equivalents                                                              2,297              2,656

Cash and Cash Equivalents, beginning of period                                                        12,868             10,804
                                                                                               --------------     --------------

Cash and Cash Equivalents, end of period                                                       $      15,165      $      13,460
                                                                                               ==============     ==============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                                                   $         15       $         -
                                                                                               ==============     ==============

Supplemental Disclosure of Noncash Financing Activities:
   Issuance of note receivable from executive officer                                           $        (53)      $         -
                                                                                               ==============     ==============

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

The results of operations for the reported 1998 period are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1998.


2.   Computation of Basic and Diluted Net Loss per Common Share

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per share is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants would be antidilutive.


3.   Marketable Securities

Marketable securities primarily consist of government bonds and commercial paper with original maturities at date of purchase beyond three months and less than twelve months. In accordance with Statement of Financial Accounting Standards No. 115, the Company classifies its marketable securities as "held-to-maturity" and therefore reports such assets at amortized cost, which approximates market value.


4.   Other Assets

In February 1998, the Company issued a promissory note in the amount of $150,000 to an officer of the Company. The promissory note is secured by a perfected, first priority security interest in 100,000 shares of the Company's common stock owned by the officer. The promissory note is payable on December 31, 1999. The promissory note bears interest at a rate of six and one-half percent per annum.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 15 of the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1998.

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

OVERVIEW:

OneWave, Inc. ("OneWave" or the "Company") historically has helped organizations to build applications that integrate and extend disparate information systems. In the past, OneWave focused on developing and marketing its application development products, along with implementation services. Late in the first quarter of 1998, the Company made a decision to unify its Consulting Services Group ("CSG") and Software Products Group ("SPG") into a single consulting services organization focused on delivering business and information technology solutions on a fixed-priced/fixed-time basis. The Company intends to extend its current services business to emphasize building cross-enterprise, e-Business solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to bring together customers, vendors, suppliers and employees in ways that are generally designed to enhance commerce among business partners. OneWave intends to utilize innovative methodologies combined with cutting-edge technical capabilities to conceptualize, design, develop, and deploy e-Business solutions facilitated by Internet technologies. The Company believes that this focus will allow OneWave to more effectively leverage its core competencies to deliver maximum value to its customers through consulting services centric solutions.

RESULTS OF OPERATIONS:

Revenues:
--------

Total revenues decreased $453,000 to $1,059,000 for the three months ended March 31, 1998 from $1,512,000 for the comparable quarter in 1997. The decrease was due to reductions in both consulting and education revenues and software license and maintenance revenues. Consulting and education services revenues decreased $247,000 to $965,000 for the three months ended March 31, 1998 from $1,212,000 for the comparable quarter in 1997 as a result of a decrease in the number of consulting engagements serviced during the first quarter of 1998 relative to the first quarter of 1997. Additionally, software and maintenance decreased by $206,000 to $94,000 for the three months ended March 31, 1998 from $300,000 for the comparable quarter in 1997. The decrease in software and maintenance revenues is attributed to the phasing out of the Company's software product offerings. For the three months ended March 31, 1998, consulting and education services revenues represented 91% of total revenues with the remaining 9% from software license and maintenance revenues, compared with 80% and 20%, respectively for the comparable prior year period.


Gross profit:
------------

Cost of consulting and education services revenues consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. Cost of software license and maintenance revenues consist of the cost of software and maintenance purchased for resale from a
related party, distribution costs and product support costs.   For the three
months ended March 31, 1998, total gross profit/(loss) percentage decreased to a gross loss percentage of 13% from a gross margin of 1% for the comparable prior year period. For the three months ended March 31, 1998, the gross loss percentage for consulting and education services revenues was 20% and software license and maintenance revenue generated a gross margin of 52%. For the comparable prior year quarter, the gross margin for consulting and education revenues was a gross loss percentage of 1% and the gross margin for software license and maintenance revenues was 7%. The decrease in total gross margin from the comparable prior year quarter is primarily attributable to lower sales volumes in both CSG and SPG.

Selling, General and Administrative Expenses:
--------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $867,000 for the three months ended March 31, 1998 from $2,152,000 for the comparable prior year period, representing 82% and 42% of total revenues, respectively. The total dollar decrease for the three month period reflects the decrease in the Company's headcount in the areas of sales, marketing and administration. The Company expects selling, general and administrative expenses to increase during 1998 as the Company seeks to hire additional sales and marketing personnel.

Research and Development Expenses:
---------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses decreased to $424,000 for the three months ended March 31, 1998 from $759,000 for the comparable prior year period, representing 40% and 50% of total revenues, respectively. The total dollar decrease in for the three
month period is attributable to decreases in headcount and related costs.   The
Company believes that expenditures associated with research and development will decline as a percentage of revenue during the remainder of 1998 as the Company's shifts its focus to providing consulting services.

Interest Income (Expense), Net:
------------------------------

For the three months ended March 31, 1998, the Company recorded net interest income of $439,000. For the comparable prior year period, the Company recorded net interest income of $514,000. The $75,000 decrease in interest income between the respective three months ended March 31, 1997 and 1998 is the result of reductions in the Company's cash and marketable securities balances.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities utilized cash and cash equivalents of approximately $1,073,000 for the three month period ended March 31, 1998, resulting primarily from the net loss for the quarter.

The Company's investing activities, which primarily consisted of the maturity of certain of the Company's short-term marketable securities, provided cash and cash equivalents of approximately $3,697,000 for the three month period ended March 31, 1998.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $30,000 for the three month period ended March 31, 1998.

In February 1998, the Company issued a promissory note in the amount of $150,000 to an officer of the Company. The promissory note is secured by a perfected, first priority security interest in 100,000 shares of the Company's common stock owned by the officer. The promissory note is payable on December 31, 1999. The promissory note bears interest at a rate of six and one-half percent per annum.

The Tax Reform Act of 1986 contains provisions that limit the amount of net operating loss carryforwards that a company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. As a result of the change in the Company's ownership disclosed in the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 1997, as described, the Company believes that its annual net operating loss deduction will be limited in accordance with the provisions defined under the Tax Reform Act of 1986. The extent of the annual limitation has not yet been determined, although management believes it will significantly impair any such benefit.

The Company currently anticipates that at its current rate of expenditures, existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements through at least December 31, 1999.

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

IMPACT OF YEAR 2000 ISSUE:

The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or the results of operations of the Company.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the following: the success of the Company's new business strategy, rapid changes in the market place, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, the Company's ability to build its sales staff and re-deploy its employees previously focused on the Company's software product offerings, development and promotional expenses related to the introduction of new service, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.


ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable

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

          (a)  Exhibits
               27   Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:  May 11, 1998

                         OneWave, Inc.
                         (Registrant)


                         /s/ David W. Chapman
                         ___________________________________________
                         David W. Chapman
                         Chief Financial Officer and Principal Financial Officer