Form 10-Q
period 1998-06-30
ONEWAVE INC
filed 1998-08-13
CIK 1011255

                                  FORM 10 - Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C   20549



              X   Quarterly report pursuant to Section 13 or 15(d)
             ---  of the Securities Exchange Act of 1934 for the
                     quarterly period ended June 30, 1998 or

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

  As of July 31,1998 there were 14,394,570 shares of Common Stock outstanding.

                                 OneWave, Inc.



                               Table of Contents

                                                                   Page
                                                                   ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1997
 and June 30,1998.                                                  3

Condensed Consolidated Statements of Operations for the
 three months ended June 30, 1997 and 1998 and the six months
 ended June 30, 1997 and 1998.                                      4

Condensed Consolidated Statements of Cash Flows for the
 six months ended June 30, 1997 and 1998.                           5

Notes to Condensed Consolidated Financial Statements.               6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.                              7

Item 3.  Quantitative and Qualitative Disclosures About
  Market Risk                                                      10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                        11

Item 2. Changes in Securities                                      11

Item 3. Default Upon Senior Securities                             11

Item 4. Submission of Matters to a Vote of Security Holders        11

Item 5. Other Information                                          11

Item 6. Exhibits and Reports on Form 8-K                           12

Signatures                                                         13


                                 OneWave, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)


Part I. Financial Information
-----------------------------

Item 1.Condensed Consolidated Financial Statements.

                                                      December 31,    June, 30,
                                                         1997           1998
                                                      ------------    ---------
                                                                     (Unaudited)
                                Assets
Current Assets:
  Cash and cash equivalents                           $ 10,804        $ 18,226
  Marketable securities                                 22,909          13,090
  Accounts receivable, net                                 783             932
  Prepaid expenses and other current assets                201             125
                                                      --------        --------
    Total current assets                                34,697          32,373

Property and Equipment, net                              1,569           1,169

Other Assets                                                --             150
                                                      --------        --------
      Total assets                                    $ 36,266        $ 32,692
                                                      ========        ========

       Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                    $    800        $    855
  Other current liabilities                              1,570           1,404
  Deferred revenue                                         491             128
                                                      --------        --------
    Total current liabilities                            2,861           2,387

Stockholders' Equity:
  Common stock                                              15              15
  Additional paid-in capital                            58,906          58,884
  Accumulated deficit                                  (23,859)        (25,994)
  Treasury stock                                        (1,657)         (1,600)
                                                      --------        --------
    Total stockholders' equity                          33,405          31,305

Total liabilities and stockholders' equity            $ 36,266        $ 33,692
                                                      ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Operations
                      (In thousands except per share data)

                                                              Unaudited                      Unaudited
                                                         Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                       ---------------------          ----------------------
                                                         1997         1998              1997          1998
                                                       -------      --------          -------       --------
Revenues
    Consulting and education services                  $   669       $   964           $ 1,881      $ 1,929
    Software license and maintenance                       248            85               548          179
                                                       -------       -------           -------      -------
       Total revenues                                      917         1,049             2,429        2,108

 Cost of Revenues:
    Consulting and education services                      950         1,333             2,172        2,490
    Software license and maintenance                       239             -               518           45
                                                       -------       -------           -------      -------
       Total cost of revenues                            1,189         1,333             2,690        2,535
                                                       -------       -------           -------      -------
Gross profit                                              (272)         (284)             (261)        (427)

 Operating Expenses:
   Selling, general and administrative                   1,757         1,282             3,909        2,148
   Research and development                                728             -             1,487          424
   Restructuring charge                                  1,782             -             1,782            -
   Compensation to former chief
     executive officer                                     227             -               227            -
                                                       -------       -------           -------      -------
       Total operating expenses                          4,494         1,282             7,405        2,572
                                                       -------       -------           -------      -------
Operating loss                                          (4,766)       (1,566)           (7,666)      (2,999)

 Interest Income (Expense), net                            472           425               986          864
                                                       -------       -------           -------      -------
       Net loss before taxes                            (4,294)       (1,141)           (6,680)      (2,135)
 Income Tax Expense                                          -             -                15            -
                                                       -------       -------           -------      -------
Net loss                                               $(4,294)      $(1,141)          $(6,695)     $(2,135)
                                                       =======       =======           =======      =======
Basic and Diluted Net Loss per Common Share            $ (0.29)      $ (0.08)          $ (0.45)     $ (0.15)
                                                       =======       =======           =======      =======
Shares Used in Computing Net Loss per
  Common Share                                          14,734        14,394            14,856       14,392
                                                       =======       =======           =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Unaudited
                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         1997         1998
                                                       --------     --------
Cash Flows from Operating Activities:
  Net loss                                             $(6,695)     $(2,135)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Compensation expense to former chief
       executive officer                                   227            -
     Non-cash restructuring charge                       1,539            -
     Depreciation and amortization                         691          431
  Change in operating assets and liabilities:
     Accounts receivable                                 1,439         (148)
     Prepaid expenses and other current assets             179           76
     Due from affiliates                                    55            -
     Accounts payable                                     (623)          55
     Other current liabilities                            (377)        (167)
     Deferred revenue                                      (56)        (362)
                                                       -------      -------
  Net cash used in operating activities                 (3,621)      (2,250)

Cash Flows from Investing Activities:
  Sales of marketable securities, net                    9,940        9,819
  Loan to former chief executive officer                (2,507)           -
  Increase in other assets                                   -         (150)
  Purchases of property and equipment                     (200)         (32)
                                                       -------      -------
    Net cash provided by investing activities            7,233        9,637
Cash Flows from Financing Activities:
  Proceeds from common stock issuance for
    employee stock purchase plan                            93           30
  Proceeds from exercise of stock options                  294            5
                                                       -------      -------
  Net cash provided by financing activities                387           35

Net Increase in Cash and Cash Equivalents                3,999        7,422

Cash and Cash Equivalents, beginning of period          12,868       10,804
                                                       -------      -------
Cash and Cash Equivalents, end of period               $16,867      $18,226
                                                       =======      =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest            $     6      $     -
                                                       =======      =======
   Cash paid for income taxes                          $    15      $     -
                                                       =======      =======
Supplemental Disclosure of Noncash Financing
 Activities:
   Issuance of note receivable from former chief
     executive officer                                 $   (53)     $     -
                                                       =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OneWave, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  Basis of Presentation:

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

The results of operations for the reported 1998 periods are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1998.


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


4.  Other Assets

In February 1998, an officer of the Company issued a promissory note in the amount of $150,000 to the Company. The promissory note is secured by a perfected, first priority security interest in 100,000 shares of the Company's common stock owned by the officer. The promissory note is payable on December 31, 1999. The promissory note bears interest at a rate of six and one-half percent per annum.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 15 of the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 1998.

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


RESULTS OF OPERATIONS:

Revenues:
---------

Total revenues increased $132,000 to $1,049,000 for the three months ended June 30, 1998 from $917,000 for the comparable quarter in 1997. The increase was due primarily to increases in sales of the Company's consulting services over the comparable quarter in 1997. For the three months ended June 30, 1998, consulting and education services revenues represented 92% of total revenues with the remaining 8% from software license and maintenance, compared with 73% and 27%, respectively for the comparable prior year period.

Total revenues decreased $321,000 to $2,108,000 for the six months ended June 30, 1998 from $2,429,000 for the comparable period in 1997. The decrease was due primarily to the Company's transition from an organization focused on the development and subsequent sale of software products to an e-Business consulting
services organization.   Consulting and education services increased by $48,000
to $1,929,000 for the six months ended June 30, 1998 from $1,881,000 for the comparable quarter in 1997. For the six months ended June 30, 1998, consulting and education services revenues represented 92% of total revenues with the remaining 8% from software license and maintenance compared with 77% and 23%, respectively, for the comparable prior year period.

Gross profit:
-------------

The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third party service providers. Cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a former related party, distribution costs and product support costs.

For the three months ended June 30, 1998, the gross loss percentage for consulting and education services revenues was 38% and software license and maintenance generated a gross margin of 100% of revenues. For the comparable prior year quarter, the gross loss percentage for consulting and education services revenues was 42% and the gross margin for software license and maintenance was 4%. The improvement in the Company's gross margin for consulting and education services revenues compared to the comparable prior year period is primarily attributable to increased sales volume. The increase in gross margin for software license and maintenance from the comparable prior year quarter is primarily attributable to the reduction in costs associated with the support of the Company's prior software product offerings. Support for these products has substantially concluded and as a result, no material costs have been associated with these related revenues.

For the six months ended June 30, 1998, the gross margin for consulting and education services revenues and software license and maintenance was a loss of 29% and a profit of 75%, respectively. For the comparable prior year six-month period, the gross loss percentage for consulting and education services revenues and software license and maintenance was a loss of 15% and a profit of 5%, respectively. The increase of the Company's gross loss percentage for consulting services is primarily attributable to an increase in costs associated with the headcount during the six-month period ended June 30, 1998 relative to the comparable period in 1997. The increase in gross margin for software license and maintenance from the comparable prior year six month period is attributable to a decrease in cost associated with servicing the maintenance contracts and the distribution of the Company's software products. During the six months ended June 30, 1998, the Company discontinued its sales and marketing efforts related to its software products. Accordingly, the distribution and support costs have been significantly reduced.

Selling, General and Administrative Expenses:
---------------------------------------------

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $1,282,000 for the three months ended June 30, 1998 from $1,757,000 for the comparable prior year period, representing 122% and 192% of total revenues, respectively. Selling, general and administrative expenses decreased to $2,148,000 for the six months ended June 30, 1998 from $3,909,000 for the comparable prior year period, representing 102% and 161% of total revenues, respectively. The total dollar decrease for the three and six month periods reflects the Company's effort to maintain operating costs in line with the current business needs. Particularly, there have been decreases in headcount as well as a decrease in the Company's expenditure related to marketing and advertising programs as a result of the discontinuance of the sales and marketing efforts associated with the Company's software products.

Research and Development Expenses:
----------------------------------

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses decreased to $0 for the three months ended June 30, 1998 from $728,000 for the comparable prior year period, representing 0% and 79% of total revenues, respectively. The total dollar decrease for the three-month period is directly attributable to the discontinuance of the Company's software
product development.   Research and development expenses decreased to $424,000
for the six months ended June 30, 1998 from $1,487,000 for the comparable prior year period, representing 20% and 61% of total revenues, respectively. The total dollar decrease for the six-month period is attributable to the Company's decision in the first quarter of 1998 to discontinue the Company's software product development. As a result, much of the resources previously allocated to the Research and Development group have been either re-deployed or terminated.

Restructuring Charge:
---------------------

On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Plan resulted in a one-time charge of $1,782,000.

Compensation to former Chief Executive Officer:
-----------------------------------------------

During 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the former Chief Executive Officer (CEO). In connection with the shares purchased by the former CEO, the Company agreed to loan the former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase.

The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the former CEO surrendered the purchased shares in satisfaction of the loan. For the three months ended June 30, 1997, the Company recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company.

Interest Income (Expense), Net:
-------------------------------

For the three and six months ended June 30, 1998 the Company recorded net interest income of $425,000 and $864,000, respectively. The interest income is a result of interest earned on the Company's cash, cash equivalents and marketable securities. For the comparable prior year periods, the Company recorded net interest income of $472,000 and $986,000, respectively. Interest income has decreased from the 1997 periods to the 1998 periods as a result of the decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.


Liquidity and Capital Resources:
--------------------------------

The Company's operating activities utilized cash and cash equivalents of approximately $2,250,000 for the six-month period ended June 30, 1998, resulting primarily from the net loss for the quarter.

The Company's investing activities, which primarily consisted of the maturity of certain of the Company's short-term marketable securities, provided cash and cash equivalents of approximately $9,637,000 for the six-month period ended
June 30, 1998.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $35,000 for the six month period ended June 30, 1998.

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

IMPACT OF YEAR 2000 ISSUE:

The Company has reviewed its internal computer systems, products and non-information technologies and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or the results of operations of the Company.


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


ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.



Not applicable.

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


Dated:  August 13, 1998

                                  OneWave, Inc.
                                  (Registrant)





                                  /s/ David W. Chapman
                                  ----------------------------------------
                                  David W. Chapman, duly authorized officer and Principal Financial Officer