Form 10-Q
period 1998-09-30
PRIMIX
filed 1998-11-16
CIK 1011255

                                   FORM 10 - Q




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C 20549

                       -----------------------------------




                  X Quarterly report pursuant to Section 13 or
                 __ 15(d) of the Securities Exchange Act of 1934 for the
                    quarterly period ended September 30, 1998 or

                 __ Transition report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934 for the
                    transition period from to       .

                         Commission File Number: 0-20789

                              Primix Solutions Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                            04-3249618
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

      One Arsenal Marketplace, Second Floor, Watertown, Massachusetts 02172
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 923-6500

                       -----------------------------------

                    OneWave, Inc. (former name of the Company)
                    -----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X               NO
                                        ___                 ___

      As of October 31,1998 there were 14,404,411 shares of Common Stock outstanding.

                              Primix Solutions Inc.



                                Table of Contents



PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1997 and September 30,1998                          3

Condensed Consolidated Statements of Operations for the three months ended
  September 30, 1997 and 1998 and the nine months ended September 30, 1997 and 1998                       4

Condensed Consolidated Statements of Cash Flows for the nine months ended
  September 30, 1997 and 1998                                                                             5

Notes to Condensed Consolidated Financial Statements                                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 11

Item 2. Changes in Securities and use of Proceeds                                                         11

Item 3. Default Upon Senior Securities                                                                    11

Item 4. Submission of Matters to a Vote of Security Holders                                               11

Item 5. Other Information                                                                                 11

Item 6. Exhibits and Reports on Form 8-K                                                                  12


Signatures                                                                                                13



                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


Part I. Financial Information

Item 1.Condensed Consolidated Financial Statements.


                                                 December 31,    September, 30,
                                                     1997            1998
                                                 ------------    --------------
                                                                   (Unaudited)

                           Assets
Current Assets:
  Cash and cash equivalents .......................   $ 10,804    $ 25,711
  Marketable securities ...........................     22,909       4,141
  Accounts receivable, net ........................        783       1,343
  Prepaid expenses and other current assets .......        201         275
                                                      --------    --------
    Total current assets ..........................     34,697      31,470

Property and Equipment, net .......................      1,569         976
Other Assets ......................................       --           150
                                                      --------    --------
      Total assets ................................   $ 36,266    $ 32,596
                                                      --------    --------
                                                      --------    --------

            Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable ................................   $    800    $    566
  Other current liabilities .......................      1,570       1,458
  Deferred revenue ................................        491          89
                                                      --------    --------
    Total current liabilities .....................      2,861       2,113

Stockholders' Equity:
  Common stock ....................................         15          15
  Additional paid-in capital ......................     58,906      58,884
  Accumulated deficit .............................    (23,859)    (26,840)
  Treasury stock ..................................     (1,657)     (1,576)
                                                      --------    --------
    Total stockholders' equity ....................     33,405      30,483

         Total liabilities and stockholders' equity   $ 36,266    $ 32,596
                                                      --------    --------
                                                      --------    --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)


                                              Unaudited               Unaudited
                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                         ------------------        -----------------
                                           1997        1998        1997        1998
                                         --------    --------    --------    --------
Revenues
    Consulting and education services    $  1,265    $  1,305    $  3,146    $  3,234
    Software license and maintenance .        443          32         991         211
                                         --------    --------    --------    --------
       Total revenues ................      1,708       1,337       4,137       3,445

 Cost of Revenues:
    Consulting and education services       1,189       1,197       3,361       3,687
    Software license and maintenance .         39          --         557          45
                                         --------    --------    --------    --------
       Total cost of revenues ........      1,228       1,197       3,918       3,732
                                         --------    --------    --------    --------

Gross profit (loss) ..................        480         140         219        (287)

 Operating Expenses:
   Selling, general and administrative      1,013       1,394       4,922       3,542
   Research and development ..........        371          --       1,858         424
   Restructuring charge ..............         --          --       1,782          --
   Compensation to former chief
        executive officer ............         --          --         227          --
                                         --------    --------    --------    --------
       Total operating expenses ......      1,384       1,394       8,789       3,966
                                         --------    --------    --------    --------

Operating loss .......................       (904)     (1,254)     (8,570)     (4,253)

 Interest Income (Expense), net ......        431         408       1,417       1,272
                                         --------    --------    --------    --------
       Net Loss before income  taxes .       (473)       (846)     (7,153)     (2,981)
 Income Tax Expense ..................         --          --          15          --
                                         --------    --------    --------    --------
Net loss .............................   $   (473)   $   (846)   $ (7,168)   $ (2,981)
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------

Basic and Diluted Net Loss per Common
   Share .............................   $  (0.03)   $  (0.06)   $  (0.49)   $  (0.21)
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------

Shares Used in Computing Basic and
   Diluted Net Loss per Common Share .     14,165      14,402      14,626      14,395
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Unaudited
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                     1997        1998
                                                                                  ----------  ----------
Cash Flows from Operating Activities:
        Net loss ..............................................................   $  (7,168)  $ (2,981)
        Adjustments to reconcile net loss to net cash used in operating activities:
                     Compensation expense to former chief executive officer ...        227          --
                     Non-cash restructuring charge ............................      1,395          --
                     Depreciation and amortization ............................        898         650
        Change in operating assets and liabilities:
                     Accounts receivable ......................................        520        (560)
                     Prepaid expenses and other current assets ................        164         (74)
                     Due from affiliates ......................................         55          --
                     Accounts payable .........................................       (453)       (234)
                     Other current liabilities ................................       (625)       (112)
                     Deferred revenue .........................................         (3)       (402)
                                                                                  --------    --------
        Net cash used in operating activities .................................     (4,990)     (3,713)

Cash Flows from Investing Activities:
        Sales of marketable securities, net ...................................      9,816      18,768
        Loan to former chief executive officer ................................     (2,507)         --
        Increase in other assets ..............................................         --        (150)
        Purchases of property and equipment ...................................       (236)        (57)
                                                                                  --------    --------
             Net cash provided by investing activities ........................      7,073      18,561

Cash Flows from Financing Activities:
        Proceeds from common stock issuance for employee stock purchase plan...        126          30
        Proceeds from exercise of stock options ...............................        623          29
                                                                                  --------    --------
        Net cash provided by financing activities .............................        749          59
Net Increase in Cash and Cash Equivalents .....................................      2,832      14,907
Cash and Cash Equivalents, beginning of period ................................     12,868      10,804
                                                                                  --------    --------
Cash and Cash Equivalents, end of period ......................................   $ 15,700    $ 25,711
                                                                                  --------    --------
                                                                                  --------    --------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest ...................................   $      8    $    --
                                                                                  --------    --------
                                                                                  --------    --------
   Cash paid for income taxes .................................................   $     15    $    --
                                                                                  --------    --------
                                                                                  --------    --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
              Notes to Condensed Consolidated Financial Statements
                                  ( Unaudited )



1.       Basis of Presentation:

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on April 30, 1998.

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


2.       Computation of Basic and Diluted Net Loss per Common Share

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants would be antidilutive.

3.       Marketable Securities

Marketable securities primarily consist of government bonds and commercial paper with original maturities at the date of purchase beyond three months and less than twelve months. In accordance with Statement of Financial Accounting Standards No. 115, the Company classifies its marketable securities as "held-to-maturity" and therefore reports such assets at amortized cost, which approximates market value.

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

OVERVIEW:

Primix Solutions Inc. ("Primix" or the "Company"), formerly OneWave, Inc., is a consulting services organization focused on delivering business and information technology solutions on a fixed-priced/fixed-time basis. The Company intends to extend its current services business to emphasize building cross-enterprise, e-Business solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to bring together customers, vendors, suppliers and employees in ways that are generally designed to enhance commerce among business partners. Primix intends to utilize innovative methodologies combined with cutting-edge technical capabilities to conceptualize, design, develop, and deploy e-Business solutions facilitated by Internet technologies. The Company believes that this focus will allow Primix to more effectively leverage its core competencies to deliver maximum value to its customers through consulting services-centric solutions.


RESULTS OF OPERATIONS:

Revenues:

Total revenues decreased $371,000 to $1,337,000 for the three months ended September 30, 1998 from $1,708,000 for the comparable quarter in 1997. The decrease was due primarily to the discontinuance of the Company's sales and marketing efforts associated with its software products. Software license and maintenance revenues decreased $411,000 to $32,000 for the three months ended September 30, 1998 from $443,000 during the comparable quarter in 1997. Consulting and education services revenues increased $40K to $1,305,000 for the three months ended September 30, 1998 from $1,265,000 for the comparable quarter in 1997. For the three months ended September 30, 1998, consulting and education services revenues represented 98% of total revenues with the remaining 2% from software license and maintenance, compared with 74% and 26%, respectively for the comparable prior year period.

Total revenues decreased $692,000 to $3,445,000 for the nine months ended September 30, 1998 from $4,137,000 for the comparable period in 1997. The decrease was due primarily to the Company's transition in the first quarter of 1998 from an organization focused on the development and sale of software products to an e-Business consulting services organization. Consulting and education services increased by $88,000 to $3,234,000 for the nine months ended September 30, 1998 from $3,146,000 for the comparable period in 1997. For the nine months ended September 30, 1998, consulting and education services revenues represented 94% of total revenues with the remaining 6% from software license and maintenance compared with 76% and 24%, respectively, for the comparable prior year period.

Gross profit:

The cost of consulting and education services consists primarily of consulting and education personnel salaries and related costs and fees to third party service providers. The cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a former related party, distribution costs and product support costs.

For the three months ended September 30, 1998, the gross margin for consulting and education services revenues was 8% and software license and maintenance generated a gross margin of 100% of revenues. For the comparable prior year quarter, the gross margin for consulting and education services revenues was 6% and the gross margin for software license and maintenance was 91%. The improvement in the Company's gross margin for consulting and education services revenues compared to the prior year period is primarily attributable to the slight increase in sales volume, while maintaining a constant expense base. The increase in gross margin for software license and maintenance from the comparable prior year quarter is primarily attributable to the reduction in costs associated with the support of the Company's prior software product offerings. Support for these products has substantially concluded and as a result, no material costs have been associated with these related revenues.

For the nine months ended September 30, 1998, the gross margin for consulting and education services revenues and software license and maintenance was a loss of 14% and a profit of 79%, respectively. For the comparable prior year nine-month period, the gross margin for consulting and education services revenues and software license and maintenance was a loss of 7% and a profit of 44%, respectively. The increase of the Company's gross loss percentage for consulting services is primarily attributable to an increase in costs associated with the headcount during the nine-month period ended September 30, 1998 relative to the comparable period in 1997. The increase in gross margin for software license and maintenance from the comparable prior year nine month period is attributable to a decrease in cost associated with servicing the maintenance contracts and the distribution of the Company's software products. During the nine months ended September 30, 1998, the Company discontinued its sales and marketing efforts related to its software products. Accordingly, the distribution and support costs have been significantly reduced.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses increased to $1,394,000 for the three months ended September 30, 1998 from $1,013,000 for the comparable prior year period, representing 104% and 59% of total revenues, respectively. The total dollar increase in selling, general and administrative expenses between the three month periods reflects the Company's increased efforts associated with its sales and marketing programs. During the third quarter of 1998, the Company maintained a headcount of ten individuals in its sales and marketing organizations, compared to three during the third quarter of 1997. The increase in costs associated with sales and marketing was offset by reductions in the costs associated with general and administrative expenses.

Selling, general and administrative expenses decreased to $3,542,000 for the nine months ended September 30, 1998 from $4,922,000 for the comparable prior year period, representing 110% and 156% of total revenues, respectively. The total dollar decrease for the nine-month periods is the result of the significant reduction of expenses during the third quarter of 1997 as a result of the Company's reorganization that occurred late in the second quarter of 1997. In particular, there were decreases in headcount as well as a decrease in the Company's expenditure related to marketing and advertising programs as a result of the discontinuance of the Company's software product lines.

Research and Development Expenses:

Research and development expenses primarily consist of payroll-related costs, fees to independent contractors and purchases of technology. Research and development expenses decreased to $0 for the three months ended September 30, 1998 from $371,000 for the comparable prior year period, representing 0% and 22% of total revenues, respectively. The total dollar decrease for the three-month period is directly attributable to the discontinuance of the Company's software product development. Research and development expenses decreased to $424,000 for the nine months ended September 30, 1998 from $1,858,000 for the comparable prior year period, representing 12% and 45% of total revenues, respectively. The total dollar decrease for the nine-month period is attributable to the Company's decision in the first quarter of 1998 to discontinue its software product development. As a result, many of the resources previously allocated to the Research and Development group have been either re-deployed or terminated.

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

Compensation to former Chief Executive Officer:

During 1996, certain of the Company's controlling stockholders sold 960,000 shares of common stock to the former Chief Executive Officer (CEO). In connection with the shares purchased by the former CEO, the Company agreed to loan the former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from his purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the former CEO surrendered the purchased shares in satisfaction of the loan. For the nine months ended September 30, 1997, the Company recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company.

Interest Income (Expense), Net:

For the three and nine months ended September 30, 1998 the Company recorded net interest income of $408,000 and $1,272,000, respectively. The interest income is a result of interest earned on the Company's cash, cash equivalents and marketable securities. For the comparable prior year periods, the Company recorded net interest income of $431,000 and $1,417,000, respectively. Interest income has decreased from the 1997 periods to the 1998 periods as a result of the decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

Liquidity and Capital Resources:

The Company's operating activities utilized cash and cash equivalents of approximately $3,713,000 for the nine-month period ended September 30, 1998, resulting primarily from the net loss for the period.

The Company's investing activities, which primarily consisted of the maturity of certain of the Company's short-term marketable securities, provided cash and cash equivalents of approximately $18,561,000 for the nine-month period ended September 30, 1998.

The Company's financing activities, which consisted of the sale of stock pursuant to the exercise of employee stock options and the issuance of common stock for the employee stock purchase plan, provided cash and cash equivalents of approximately $59,000 for the nine month period ended September 30, 1998.

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

Year 2000 Readiness:

The following statements under this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Historically, certain computer programs have been written using two digits rather than four digits to identify the applicable year. This could lead, in many cases, to a computer's recognition of a date using "00" as 1900 rather than the year 2000. This phenomenon could result in significant computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

The Company is currently in the process of assessing its exposure from the Year 2000 problem, and has established a response to that exposure. Generally, the Company has Year 2000 exposure in the following areas: (i) financial and management operating computer systems used to manage the Company's business,
(ii) microprocessors and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties; in particular financial institutions, vendors and suppliers of the Company.

As of September 30, 1998, the Company had completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to June 30, 1999, the Company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. While the Company has not undertaken any independent verification and review, the Company estimates that the incremental cost of this remediation effort should not exceed $30,000, including capital cost for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of the vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips.

The Company will begin in the fourth quarter of 1998 to interview third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks.

If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and if vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs. The cost to develop alternative methods of managing its business and replacing non-compliant equipment may be substantial. The Company is in the process of establishing a contingency plan in the event of noncompliance by its vendors and suppliers and expects to complete this contingency plan by June 30, 1999.

The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; and its estimated cost of achieving Year 2000 readiness. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. Certain factors that might cause such differences and fluctuations include the following: the success of the Company's new business strategy, rapid changes in the market place, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, the Company's ability to build and maintain its sales staff, changes in technology and industry standards, limited operating history, ability to properly implement its Year 2000 remediation program, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

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

                  None

         Item 3. Default Upon Senior Securities

                  None

         Item 4. Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of shareholders was held on
                      July 24, 1998.

                  (b) The following Director was elected at the meeting:
                  Kevin Azzouz. The following are the Directors whose terms of office as Directors continued after the meeting: Stephen R. Levy, Ofer Nemirovsky and
                  Lennart Mengwall.

                  (c) The following matters were submitted to a vote:


                                                                                    Votes                         Broker
                   Matter Submitted to Vote        Votes in Favor  Votes against  Abstained   Votes Withheld     Non-Votes
                   1.       The election of Mr.
                   Kevin Azzouz as a Class II
                   Director, to serve until the       12,916,377               0          0          72,071              0
                   year 2001 annual meeting of
                   shareholders and until his
                   successor is duly elected and
                   qualified.

                   2.       The approval of the
                   payment of compensation to Mr.
                   Mengwall, Chairman & Chief          2,295,600         483,836     71,157               0     10,137,846
                   Executive Officer, which in the
                   judgement of the Compensation
                   Committee, would be comparable
                   to the compensation paid to
                   persons serving in similar
                   capacities for similarly
                   situated companies.



                  (d)       None.

         Item 5. Other Information

                  Effective September 11, 1998, the Company changed its name from OneWave, Inc. to Primix Solutions Inc.

                  On October 29, 1998, Robert B. Hedges, Jr. was appointed to the Company's Board of Directors to fill the vacancy resulting from the resignation of Stephen R. Levy.
                  Mr. Hedges was also appointed to the Audit Committee.

         Item 6. Exhibits and Reports on Form 8-K

                  (e)      Exhibits

                           27     Financial Data Schedule

                  (f)      Reports on Form 8-K

                           On September 22, 1998, the Company filed a Current Report on Form 8-K concerning the execution of a merger between the Company and a newly formed subsidiary. This merger was completed in order to affect a change in the Company's name from OneWave, Inc. to Primix Solutions Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



Dated:   November 13, 1998

                                 Primix Solutions Inc.
                                 ( Registrant )





                                 /s/ David W. Chapman
                                 ---------------------------------------------
                                 David W. Chapman, duly authorized officer and Principal Financial Officer