Form 10-K
period 1998-12-31
PRIMIX
filed 1999-03-31
CIK 1011255

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-20789

                              PRIMIX SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         04-3249618
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                            One Arsenal Marketplace,
                               Watertown, MA 02472
                    (Address of principal executive offices)

                            Telephone: (617) 923-6500

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [  ]

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 18, 1999 was $14,352,897.

      The number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 18, 1999 was 14,575,411.

      STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTATIONS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT FUTURE RESULTS" ON PAGE 16 OF THIS ANNUAL REPORT.

PART I

ITEM 1.   BUSINESS

      Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, Primix has helped organizations use information technology to solve business problems and capitalize on new business opportunities. Primix' customers include large, globally recognized corporations in the Financial Services, Manufacturing, High Technology, Energy, Retail, Telecommunications and Healthcare sectors. These customers have in common significant investments made over time in disparate information systems, and a desire to improve their business processes through the combination of existing systems and new technologies.

      During the first quarter of 1998, the Company unified its software products and consulting services business units into a single consulting services organization focused on delivering "e-Business" solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to more effectively manage relationships between customers, vendors, suppliers, distributors and employees, and thereby increase sales, reduce costs, improve productivity and/or promote customer loyalty.

      Companies wishing to leverage the potential of e-Business often face a mix of strategic, technical, and creative challenges for which they require outsourced services. In competing to deliver those services, large, well-established professional services firms - such as management consultancies, systems integrators and advertising agencies - face great operational and cultural challenges in trying to address the unique inter-disciplinary requirements of such projects.

      By contrast, Primix was at the optimal stage of development by the end of 1998 to begin to narrow its focus on the e-Business opportunity. Having made strategic investments in developing the Company's fixed-time / fixed-price delivery methodology, corporate identity, consulting, and sales organizations, Primix added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team during the first quarter of 1999. This expertise - added to the Company's established strength in e-Business consulting, systems integration and solution development - has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

      On December 31, 1998, Primix acquired Advis, Inc., a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions. In addition to adding approximately 25 highly skilled technical consultants, the Advis acquisition brought valuable existing customer relationships.

      Primix now brings together:

o     the strategic insight of a management consulting firm,
o the creative talent and graphic design expertise of an advertising agency, and
o     the technical depth of a systems integrator

to help clients define, develop and deploy e-Business solutions that deliver real business results.

Market Opportunity

The development of the Internet - a ubiquitous "network of networks" governed by universally accepted technical standards - presents opportunities and threats to most businesses.

Companies use the Internet to

o Increase sales, through the development of new channels, new customers, and new offerings
o Cut costs, by automating business processes, and streamlining flows of work and information
o Improve productivity, by focusing most valuable assets on most valuable functions
o     Promote loyalty, by changing the economics of customer service
o     Establish a competitive advantage, through any of the above.

Forrester Research, Inc., a technology industry research firm, estimates the market for Internet and electronic commerce services will grow from $5.4 billion in 1998 to $32.7 billion by 2002. International Data Corp., another technology industry research firm, forecasts that the market for Internet and electronic commerce services worldwide will grow from $4.6 billion in 1997 to $43.7 billion by 2002. These projections represent a compound annual growth rate of more than 55% over these periods. The Company believes organizations are increasingly searching for a single-source professional services firm that can deliver integrated strategic, technical and creative design skills coordinated to deliver Internet-based business solutions.

For this reason, the Company believes that there is a strong demand for consulting services that help companies to develop e-Business strategies and to design and implement innovative e-Business solutions that transform key business processes and provide competitive advantage. The Company further believes that few companies today have the combination of expertise in e-Business strategy development, creative design and on-line branding, and complex system integration required for building such solutions.

Consulting Services Approach

Primix' methodology for managing complex projects within a fixed-price/fixed-time service model is called Straight-Through Enterprise Processing, or STEP(TM). The STEP methodology takes into consideration the business relationships that companies have with internal and external groups and how these relationships are mediated by e-Business solutions that in turn integrate with existing ERP and legacy systems. STEP is the product of investments that the Company has made in both software development and consulting processes and it guides every aspect of the Company's consulting engagements.

Primix delivers solutions through a series of incremental, well-defined steps. Each has clearly identified objectives, processes and deliverables, and each results in a fixed-price/fixed-time proposal for the next step. This approach enables both Primix and the client to keep project costs and time under tight control. STEP(TM) is designed specifically for e-Business. It includes sophisticated processes for building consensus across inter-departmental teams, and incorporates input from application users. It addresses the unique technical requirements of e-Business solutions, such as cross-enterprise design, development, testing and deployment. STEP also requires that key client IT staff play a major role in the development process to ensure self-sufficiency after the solution is complete.

STEP consists of six segments, including the following:

      --------------------------------------------------------------------------
      STEP             Purpose
      Strategy         Identify and prioritize e-Business opportunities
      --------------------------------------------------------------------------
      Scope            Define specific e-Business solutions
      --------------------------------------------------------------------------
      Design           Define detailed technical specifications
      --------------------------------------------------------------------------
      Develop          Build and test the solution
      --------------------------------------------------------------------------
      Deploy           Launch the solution to its target audience
      --------------------------------------------------------------------------
      Audit            Measure the business results of the solution
      --------------------------------------------------------------------------

Clients may begin an engagement with Primix in one of three ways within the STEP methodology, depending on their needs:

o Strategy STEP(TM) -- for clients interested in exploring the relative value of e-Business opportunities broadly before committing to a specific solution development initiative;
o Scope STEP(TM) -- for clients wishing to implement a specific e-Business application;
o QuickStart(TM) -- for clients that seek an e-Commerce solution that enables them to sell their products over the Web following a standard search, selection, and payment process.

Strategy STEP

During the Strategy STEP, Primix works with representatives of diverse groups within the client organization to explore the relative business value of the entire spectrum of e-Business initiatives. Deliverables of the Strategy STEP include:

      Business Situation Analysis: During the Business Situation Analysis, Primix works to develop an understanding of the client's business objectives, market dynamics, competitive landscape, corporate mission and goals, and near term objectives.

      Brand Network Analysis(TM): The Brand Network Analysis looks first to understand the set of relationships that define the client's business, within and beyond the boundaries of the traditional organization. Having identified the client's network of relationships with suppliers, employees, distribution channels, customers and other key constituents, Primix examines which relationships are best strengthened, optimized or extended through e-Business solutions.

      Architecture Review: The Architecture Review examines the client's current IT infrastructure and relevant business processes to develop an understanding of the environment into which new applications will be introduced. Primix proposes specific structural, technical, and/or business process improvements to these core systems that would deliver positive returns on investment based on a quantitative and qualitative cost/benefit analysis.

      e-Business RoadMap(TM): The e-Business RoadMap is a proprietary tool used to evaluate the relative business impact and importance of the many types of applications that fall under the umbrella of e-Business including Customer Relationship Management, Supply Chain Management, e-Commerce, Brand Management, and Knowledge Management.

      Application Briefs: A maximum of three Application Briefs are developed that define the business impact, high-level functional and technical specifications of individual e-Business applications.

The result of the Strategy STEP is a prioritized list of e-Business applications that will create the most value for the client's business, including detailed functional and technical descriptions. The Strategy STEP also builds consensus among cross-functional client team members, and empowers them to secure the approval of their executive management.

Scope STEP

For clients wishing to proceed with a specific e-Business application, Primix offers the option of moving directly to the Scope STEP. "Scoping" is the method by which aspects of an application are explored, defined and agreed upon, including the following:

o     Strategic objectives for the proposed solution
o     Initial business case
o     Prioritized user requirements
o     Creative and design ideas for achieving the desired impact on users
o     Preliminary process flows and system architecture

The primary deliverables of the Scope STEP include:

      Project Brief: The Project Brief describes an overall mission for the project, specific business objectives, the end-user target profile, desired on-line brand identity, present systems architecture, technical requirements, and other necessary inputs for the joint Primix/client development team.

      Scope of Work: The Scope of Work document reflects a high-level functional and technical specification for the project in the context of the client's present IT architecture. It defines the application for subsequent phases of the project.

The Scope STEP(TM) ensures that participants from different departments, inside and outside the client's organization, share a common vision for the business benefits and functional requirements of the solution. Studies show and Primix believes that building consensus before solution implementation begins is the most important element in ensuring project success.

After the completion of the Scope STEP, the following segments of the STEP methodology guide solution implementation and measure the solution's success.

Design - Having reached consensus on the business objectives of the application and defined the high level creative and technical ideas that define it, the Design STEP details specifics of the application and its implementation.

Develop - Next, the solution is built according to its Design and tested to meet performance and usability requirements.

Deploy - The completed solution is integrated with the client's existing systems environment. Primix ensures that the solution is stable and providing business value to the client.

Audit - After a pre-determined period of time has passed after solution deployment, Primix evaluates its business performance. The Audit deliverable is a report on performance against the success metrics defined in the Scope phase, and includes a set of specific recommendations to the client on how to improve their return on investment. The Audit STEP(TM) is a free service to Primix customers. It reflects the Company's passion to deliver business results and commitment to building long-term business relationships.

QuickStart(TM) (STEP Implementation Option)

QuickStart is an implementation option that condenses the segments of the STEP methodology to produce a customized e-Commerce on-line sales solution built around an established functional and technical core. Use of a QuickStart core reduces the time, expense, and risk associated with an e-Commerce initiative. Through QuickStart, a fully integrated e-Commerce solution defined during a Scope STEP(TM) is delivered in less than 90-days. The user interface of the finished solution is completely customized to the needs of the client's business, target users, and brand identity, and custom system integration is performed to ensure that selling transactions map to the client's back-end systems.

The QuickStart approach to e-Commerce solution development provides users with the ability to search for products from a catalog or hierarchical grouping, fill up a "shopping basket" of selected items, and pay for products via secure credit card transaction or existing purchase order. It includes the ability to provide promotional, preferred customer or volume discounts and to enable on-line customers to check the status of their orders through standard shipping companies such as FedEx and United Parcel Service. The solution also provides administrative controls that enable the client to manage user access, measure site usage, track buying patterns, and maintain product catalog content.

Primix believes that the STEP methodology will evolve as the Company continues to refine its process for developing e-Business solutions. Primix further believes that few service companies are capable of delivering e-Business solutions that incorporate strategy, creative design and on-line branding, and complex system integration and that, consequently, there is no commonly accepted business model for doing so. Primix believes that to be successful, it will need to create innovative business practices that facilitate collaboration with client organizations and partners through all phases of the development cycle.

Strategic Relationships

To reach a broad potential customer base, the Company believes that it must develop partnerships with software and hardware vendors, and complementary consulting services companies. Software and hardware vendors that advance the objectives of Primix customers include those that provide e-Business infrastructures, development tools, platforms and applications. Increasingly, packaged software applications are emerging that address client needs for standard e-Business processes. Primix intends to partner with these vendors, as appropriate, to deliver solutions efficiently and cost effectively to its clients. Consulting partners that fit with Primix' partnering strategy are those that either provide strategic consulting services but not implementation services, or services that do not overlap with Primix services. Many consulting firms, hardware vendors and software vendors currently offer e-Business solutions and therefore the Company believes that even partners may be competitors at times, depending on the circumstance. This duality of partner relationships is common in the high technology field.

Competition

The market for consulting is intensely competitive. Primix expects competition to persist and intensify in the future. Primix has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing resources, name recognition and customer base. Primix's current and potential competitors include, among others: consulting divisions of leading software system providers and hardware manufacturers; solution services companies; and software vendors whose packaged applications can be used or customized to support e-Business processes.

Primix's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their consulting services than the Company. Also, the Company's current and potential competitors generally have greater financial or management resources, name recognition, or more extensive customer bases that could be leveraged, thereby potentially limiting Primix's market share. Primix expects to face additional competition as other established and emerging firms enter the market for customized e-Business system integration services. Increased competition could result in price reductions, fewer consulting engagements, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability to address the needs of Primix's prospective customers. Such competition could materially and adversely affect Primix's ability to obtain and retain support for its services. There can be no assurance that Primix will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

The principal factors affecting the market for Primix's services are expertise in vertical market and horizontal process strategies, creative design and on-line branding capabilities, system integration and implementation skills, price, customer support, and project management. The failure to compete successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

Research and Development

Historically, the Company has made substantial investments in product development and technology integration. The Company believes that its investment in developing proprietary technology has resulted in considerable expertise in software development methodologies, back-end integration techniques, and Internet application development tools, as well as the intrinsic value of the technology itself. This expertise serves to differentiate Primix from other companies offering solution services. The Company's expenditures for research and development of its former software products during 1996, 1997 and 1998 were $3,529,000, $2,167,000 and $424,000, respectively.

Proprietary Rights

Primix relies on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other means to protect its proprietary rights in its technology and intellectual property. The Company has filed applications for registration of its various trademarks. There can be no assurance that any trademark or patent applications will result in registered trademarks or issued patents or that, if issued, such trademarks or patents would be upheld if challenged.

There can be no assurance that the Company's competitors will not independently develop technologies or methodologies that are substantially equivalent or superior to the Company's technology or methodologies, or that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or methodologies or independent development by others of similar technology or methodologies. In addition, the laws of various countries in which the Company's services may be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

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

The Company believes that, due to the rapid pace of technological innovation, its ability to establish and maintain a position of leadership in the industry is dependent more upon the skills of its consulting and development personnel than upon the legal protections afforded to its existing technology and methodology.

Employees

      As of March 18, 1999, Primix had a total of 90 employees. The Company's future success depends in significant part upon the continued service of its key technical, consulting, and senior management personnel, and its continuing ability to attract and retain highly qualified technical, services, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or that it will be able to attract and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be generally good.

      In order for Primix to fully exploit the market opportunity for its services, an effective planning and management process is required. The industry's rapid rate of change has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. Many of the Company's consulting staff were only recently hired. To manage potential future growth, Primix must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's future operating results also will depend on its ability to expand and train its sales and marketing organizations and implement and manage new distribution channels to penetrate different and broader markets. Currently the Company has only six sales personnel. If Primix is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

      The Company leases approximately 26,000 square feet of office space in Watertown, Massachusetts under a five-year lease agreement which commenced in March 1996. Depending on its future growth, if any, the Company may need to expand its existing facilities or obtain additional space prior to the end of 1999. Management believes that adequate facilities for expansion will be available, if necessary, at competitive rates.

      The Company leased a satellite office during August of 1998 in Morristown, New Jersey which extends through August 1999.

      In connection with the Advis acquisition, the Company assumed two leases for office space in Boston, Massachusetts which expire August 2002. The Company currently subleases one of the locations through May of 1999. The Company has not yet finalized its plans with respect to the use of this space. In the event the Watertown office can not accommodate the Company's growth during 1999, this space should provide adequate resources to accommodate such growth.

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of its operations, the Company is subject to performance under contracts and has certain legal actions and contingencies pending. However, in management's opinion, no such outstanding matters should have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

      The Company's Common Stock, $.001 par value ("Common Stock"), has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on July 3, 1996 and currently trades under the symbol "PMIX." The following table sets forth the high and low of the closing bid prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                           Market Prices(1)
                                                    ----------------------------
            1997 Fiscal Quarters                    High                    Low
--------------------------------                    ----                    ---
      First ............................            $8.88                  $1.94
      Second ...........................            $2.69                  $1.63
      Third ............................            $3.06                  $2.44
      Fourth ...........................            $2.88                  $1.56

                                                           Market Prices(1)
                                                    ----------------------------
            1998 Fiscal Quarters                    High                   Low
--------------------------------                    ----                   ---
      First ............................            $2.75                  $1.09
      Second ...........................            $4.78                  $2.19
      Third ............................            $3.09                  $1.75
      Fourth ...........................            $2.38                  $1.38

----------
(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

      The number of record holders of the Company's Common Stock as of March 18, 1999 was approximately 129.

Dividends

      The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1998 and December 31, 1997. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

      In connection with the acquisition of Advis, Inc., a Boston-based e-Business consulting company, on December 31, 1998, the Company issued 171,000 shares of Common Stock to David W. Buck, the sole stockholder of Advis. Such shares were valued at $1.875 per share, the fair market value of the Common Stock on such date. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See Note 2 to the financial statements.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company, including the Notes thereto, included elsewhere in this Annual Report. The consolidated statements of operations data set forth below for the fiscal years ended December 31, 1996, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997 and 1998, are derived from the Company's audited financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this report. The consolidated statements of operations data for the period from inception (January 19, 1994) to December 31, 1994 and for the year ended December 31, 1995, as well as the consolidated balance sheet data as of December 31, 1994, 1995, and 1996 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results may not be indicative of the results of operations to be expected in the future.

                                              January 19 ,1994    Year Ended       Year Ended       Year Ended       Year Ended
                                              (inception) to     December 31,     December 31,     December 31,     December 31,
                                             December 31, 1994       1995             1996             1997             1998
                                             -----------------       ----             ----             ----             ----
                                                                    (in thousands except per share data)
Statement of Operations Data:
Revenues:
      Consulting and education services ....      $    --           $ 3,919         $  5,098         $  4,399         $  4,605
      Software license and maintenance .....           --             2,151            8,106            1,248              211
                                                  -------           -------         --------         --------         --------
            Total revenues .................           --             6,070           13,204            5,647            4,816
Cost of Revenues:
      Consulting and education services ....           --             2,684            4,001            4,494            5,145
      Software license and maintenance .....           --               717            1,517              638               45
                                                  -------           -------         --------         --------         --------
            Total cost of revenues .........           --             3,401            5,518            5,132            5,190
            Gross profit (loss) ............           --             2,669            7,686              515             (374)
Operating Expenses:
      Selling, general and administrative ..          286             2,108           10,565            5,845            5,026
      Research and development .............          894             3,182            3,529            2,167              424
      Restructuring charge .................           --                --               --            1,782               --
      Compensation to former chief executive
         officer ...........................           --                --            6,794              227               --
                                                  -------           -------         --------         --------         --------
            Total operating expenses .......        1,180             5,290           20,888           10,021            5,450
                                                  -------           -------         --------         --------         --------
            Operating loss .................       (1,180)           (2,621)         (13,202)          (9,506)          (5,824)
Interest (Expense) Income, net .............           --               (77)             953            1,885            1,622
                                                  -------           -------         --------         --------         --------
      Loss before provision for income taxes       (1,180)           (2,698)         (12,249)          (7,621)          (4,202)
Provision for Income Taxes .................           --                --               95               15               --
                                                  -------           -------         --------         --------         --------
      Net loss .............................      $(1,180)          $(2,698)        $(12,344)        $ (7,636)        $ (4,202)
                                                  =======           =======         ========         ========         ========
Basic and Diluted Net Loss per Common
    Share ..................................      $  (.15)          $  (.28)        $  (1.03)        $   (.52)        $   (.29)
                                                  =======           =======         ========         ========         ========
Shares Used in Computing Net Loss per
   Common Share ............................        7,933             9,492           12,560           14,560           14,398
                                                  =======           =======         ========         ========         ========
                                                                      December31,
                                             ------------------------------------------------------------------
                                             1994           1995           1996           1997          1998(1)
                                             ----           ----           ----           ----          -------
Balance Sheet Data:
Cash, cash equivalents and marketable
   securities .......................         $--         $   105         $40,050        $33,713        $26,693
Working capital (deficit) ...........        (932)         (1,967)         36,471         31,836         26,511
Total assets ........................          63           2,626          46,151         36,266         33,155
Stockholders' equity (deficit) ......        (868)         (2,804)         39,737         33,405         29,617

(1) The Company acquired Advis, Inc. on December 31, 1998. Accordingly, amounts are not comparable to prior years reported herein. The total consideration consisted of: 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock, a note payable of $203,748 paid in January 1999 and the assumption of $1,593,536 of net liabilities. Included in the net liabilities are accounts receivable of $637,805, prepaid expenses and other current assets of $38,899 and computer and office equipment of $55,816. In December 1998, the Company advanced Advis $1,543,174 to satisfy certain obligations. This advance is included in the net liabilities acquired. See Note 2 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

      The Company was incorporated in January 1994. Since its inception, Primix has helped organizations build applications that integrate and extend disparate information systems. In the past, Primix focused on developing and marketing its application development products, along with implementation services.

      During 1997, there was a change in control of the Company. Avix Ventures, L.P. ("Avix") purchased a majority interest in the Company from a group of the Company's principal shareholders. Two senior executives resigned, and Lennart Mengwall, a principal at Avix with 30 years of experience in the information technology industry, was thereafter appointed the new Chairman and, subsequently, Chief Executive Officer of the Company. New management immediately undertook a comprehensive review of the Company's strategy and operations. As a result of this review, the Company took steps to reduce expenses, including reducing Primix's workforce by approximately 39%. At the same time, the Company was re-organized into two distinct business units: the Consulting Services Group
(CSG) and the Software Products Group (SPG). The Company believed that a re-organization into two separate business units would allow each business to focus on its core competencies.

      During the first quarter of 1998, the Company unified its software products and consulting services business units into a single consulting services organization focused on delivering "e-Business" solutions. E-Business encompasses a wide variety of business processes in which Internet technologies are used to more effectively manage relationships between customers, vendors, suppliers, distributors and employees, and thereby increase sales, reduce costs, improve productivity and/or promote customer loyalty.

      Companies wishing to leverage the potential of e-Business often face a mix of strategic, technical, and creative challenges for which they require outsourced services. In competing to deliver those services, large, well-established professional services firms - such as management consultancies, systems integrators and advertising agencies - face great operational and cultural challenges in trying to address the unique inter-disciplinary requirements of such projects.

      By contrast, Primix was at the optimal stage of development by the end of 1998 to begin to narrow its focus on the e-Business opportunity. Having made strategic investments in developing the Company's fixed-time / fixed-price delivery methodology, corporate identity, consulting, and sales organizations, Primix added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team during the first quarter of 1999. This expertise which added to the Company's established strength in e-Business consulting, systems integration and solution development, has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

      On December 31, 1998, Primix acquired Advis, Inc., a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions. In addition to adding approximately 25 highly skilled technical consultants, the Advis acquisition brought valuable existing customer relationships.

Primix now brings together:

o     the strategic insight of a management consulting firm
o the creative talent and graphic design expertise of an advertising agency, and
o     the technical depth of a systems integrator

to help clients define, develop and deploy e-Business solutions that deliver real business results.

      As a result of the Company's significant transition during 1998, management can not currently anticipate future revenue levels. However, management does anticipate incurring significant expenses as the Company continues to grow its sales, creative, strategy and consulting staff.

      The Company has a limited operating history upon which to base an evaluation of the Company and its prospects. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets and technologies. To address these risks, the Company must, among other things, grow the consulting business, respond to competitive developments, successfully adjust the Company's strategy to changes in the marketplace, identify channels for the Company's services, continue to attract, retain and motivate qualified management and other employees, and remain knowledgeable with new and emerging technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date and its ability to generate significant revenues is subject to substantial uncertainty. The limited operating history of the Company makes the prediction of future results of operations difficult and therefore, there can be no assurance that the Company will sustain revenue growth or achieve profitability. The Company has incurred net losses since inception and expects to continue to incur losses on a quarterly basis for the foreseeable future. Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

Results of Operations:

      The following table sets forth certain operational data as a percentage of total revenues for the years ended December 31, 1996, 1997, and 1998:

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                  1996          1997          1998
                                                                  ----          ----          ----
      Revenues:
            Consulting and education services ............          39%           78%           96%
            Software license and maintenance .............          61            22             4
                                                                  ----          ----          ----
                  Total revenues .........................         100           100           100
      Cost of Revenues:
            Consulting and education services ............          30            80           107
            Software license and maintenance .............          12            11             1
                                                                  ----          ----          ----
                  Total cost of revenues .................          42            91           108
                  Gross profit (loss) ....................          58             9            (8)
      Operating Expenses:
            Selling, general and administrative ..........          80           104           104
            Research and development .....................          26            38             9
            Restructuring charge .........................          --            32            --
            Compensation to former chief executive officer          51             4            --
                                                                  ----          ----          ----
                  Total operating expenses ...............         157           177           113
                  Operating loss .........................         (99)         (168)         (121)
      Interest (Expense)/Income, net .....................           7            33            34
                                                                  ----          ----          ----
            Loss before provision for income taxes .......         (92)         (135)          (87)
      Provision for Income Taxes .........................           1            --            --
                                                                  ----          ----          ----
            Net loss .....................................         (93)%        (135)%         (87)%
                                                                  ====          ====          ====

1998 Compared to 1997

Revenues:

      Total revenues decreased by $831,000 to $4,816,000 in 1998 from $5,647,000 in 1997. The decrease was due to decreases in the volume of sales of the Company's software products, offset by an increase in consulting revenue. For the fiscal year ended December 31, 1998, software license and maintenance revenues represented 4% of total revenues with the remaining 96% derived from consulting and education services, compared with 22% and 78%, respectively, for the comparable prior year.

      In early 1998, the Company made a decision to unify its two business units into a single consulting services organization focused on delivering business and information technology solutions on a fixed-price/fixed-time basis. As a result, the Company will not market its stand alone software product offerings. Accordingly, the Company does not anticipate future revenues to be generated from software product sales. The Company believes that this focus will allow Primix to more effectively leverage its core competencies to deliver maximum value to its customers. The Company's management can not currently anticipate revenue levels for the business. The Company had no re-sales of third-party software license and maintenance revenues in 1998, compared to $121,000 in 1997.

      Gross Loss:

            Total gross loss decreased by $889,000 to a gross loss of $374,000 in 1998 from gross profit of $515,000 in 1997. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the year ended December 31, 1998, total gross margin decreased to a gross loss percentage of 8% of total revenues from a gross margin of 9% of total revenues for the prior year. The gross loss percentage for consulting and education services revenues in 1998 was 12% and the gross margin for software license and maintenance revenues was 79%, compared with a gross loss percentage of 2% and a gross margin of 49%, respectively, for the prior year. The decrease in total gross margin from the prior year is primarily attributable to a decrease in software revenues as a percentage of total revenues, since software revenues have higher profit margins. The decrease in gross loss percentage for consulting and education services revenue compared to the prior year is attributable to increased salary, wage and benefit costs associated with an increase in the average number of consultants from 1997 to 1998. Management can not currently anticipate gross profit levels for 1999 as the Company has recently modified its business strategy.

Selling, General and Administrative Expenses:

            Selling, general and administrative expenses consist primarily of payroll costs related to executive management, finance, administration, sales and marketing personnel, and costs for advertising, marketing and related administrative support. Selling, general and administrative expenses decreased to $5,026,000 for the year ended December 31, 1998 from $5,845,000 for the prior year, representing 104% of total revenues for each year. The decrease in expenses is directly related the reduction of salary, wages and benefit costs associated with a reduction of the headcount of the selling, general and administrative group.

Research and Development Expenses:

            Research and development expenses decreased to $424,000 for the year ended December 31, 1998 from $2,167,000 for the prior year, representing 9% and 38% of total revenues, respectively. The decrease from 1997 to 1998 was the result of the Company's change in focus at the end of the first quarter 1998, which resulted in the Company discontinuing its research and development efforts. As a result of the Company's shift in focus during 1998, the Company does not anticipate significant expenses associated with the research and development efforts associated with the Company's former software product offerings.

Interest Income, Net:

            For the year ended December 31, 1998, the Company recorded net interest income of $1,622,000. The interest income is derived from interest earned on the unused net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1997, the Company recorded net interest income of $1,885,000. Interest income decreased from 1997 to 1998 as a result of the Company's declining cash and investment balances.

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

      Gross Profit:

      Total gross profit decreased by $7,170,000 to $515,000 in 1997 from $7,685,000 in 1996. The cost of software license and maintenance revenues consists of the cost of software and maintenance purchased for resale from a third-party vendor, distribution costs and product support costs. See Note 4(b) of the Notes to the Consolidated Financial Statements. The cost of consulting and education services consists primarily of consulting and education personnel salaries, related costs and fees to third-party service providers. For the year ended December 31, 1997, total gross margin decreased to 9% of total revenues from 58% of total revenues for the prior year. The gross margin for software license and maintenance revenues in 1997 was 49% and the gross loss percentage for consulting and education services revenues was 2%, compared with 81% and 22%, respectively, for the prior year. The decrease in total gross margin from the prior year is primarily attributable to a decrease in software revenues as a percentage of total revenues, since software revenues have higher profit margins. The decrease in gross margin for software license and maintenance revenues compared to the prior year is attributable to the higher levels of fixed cost of facilities and equipment as a percentage of software license and maintenance revenues. The decrease in gross margin for consulting and education services from the prior year is attributable to an increase in fixed costs of facilities and equipment allocated to the consulting group and the cost associated with the continued use of third-party service providers as a percentage of consulting and education services revenues.

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

      Restructuring Charge:

      On June 9, 1997, the Company announced that it had implemented a plan (the "Restructuring Plan") to restructure the Company's operations. The Restructuring Plan included write-offs and write-downs of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Restructuring Plan resulted in a one time charge of $1,782,000. See Note 1(k) of Notes to the Consolidated Financial Statements.

      Compensation to Former Chief Executive Officer:

      In connection with the 960,000 shares of Common Stock purchased by the Company's former Chief Executive Officer (the "Former CEO") in 1996 (see Note 7 of Notes to the Consolidated Financial Statements), the Company agreed to loan the Former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from such purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the Former CEO surrendered the purchased shares in satisfaction of the loan. For the three months ended June 30, 1997, the Company has recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock with an initial carrying value of $2,280,000.

      Interest Income, Net:

      For the year ended December 31, 1997, the Company recorded net interest income of $1,885,000. The interest income is derived from interest earned on the unused net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1996, the Company recorded net interest income of $953,000.

Liquidity and Capital Resources:

      In July 1996, the Company completed its initial public offering ("IPO") of 3,750,000 shares of its Common Stock, of which 3,000,000 shares were sold by the Company and 750,000 shares were sold by certain of the Company's stockholders. The public offering price was $16.00 per share and the net proceeds to the Company were approximately $43,256,000, net of underwriting discounts, commissions and other offering costs. Upon the consummation of the IPO, all outstanding shares of the Company's preferred stock were automatically converted into Common Stock. The Company used a portion of the proceeds for the repayment of a $2,000,000 note payable to a bank.

      The Company's operating activities utilized cash and cash equivalents of approximately $5,267,000 for the year ended December 31, 1998.

      The Company's investing activities provided cash and cash equivalents of approximately $21,062,000 for the year ended December 31, 1998. The net maturity of short-term marketable securities provided cash and cash equivalents of $22,908,000. The cash provided through the net maturity of short-term marketable securities was offset by uses of cash from the funding of a loan to an officer of the Company, cash outflows associated with the acquisition of Advis, Inc. and purchases of property and equipment.

      The Company's financing activities provided cash and cash equivalents of approximately $93,000 for the year ended December 31, 1998, from the exercise of stock options and purchases made under the employee stock purchase plan.

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

Inflation

      The Company does not believe that its financial performance has been or will be materially affected by inflation.

Year 2000 Readiness:

      The following statements under this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

      Historically, certain computer programs have been written using two digits rather than four digits, to identify the applicable year. This could lead, in many cases, to a computer's recognition of a date using "00" as 1900 rather than the year 2000. This phenomenon could result in significant computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue.

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

      As of December 31, 1998, the Company completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to June 30, 1999, the Company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. While the Company has not undertaken any independent verification and review, the Company estimates that the incremental cost of this remediation effort should not exceed $30,000, including capital cost for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by June 30, 1999.

      The Company has begun an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of the vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips.

      The Company began in the fourth quarter of 1998 to interview third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks.

      If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs. The cost to develop alternative methods of managing its business and replacing non-compliant equipment may be substantial. The Company is in the process of establishing a contingency plan in the event of noncompliance by its vendors and suppliers and expects to complete this contingency plan by June 30, 1999.

      The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; and its estimated cost of achieving Year 2000 readiness. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Certain Factors That May Affect Future Results

      Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to efficiently consolidate the operations of its newly acquired subsidiary, Advis, Inc., the success of the Company's new business strategy, the Company's ability to retain its sales and consulting staff, the Company's ability to close sales, risks related to the management of growth, the Company's ability to attract, train and retain qualified personnel, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and

Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations. All of these market-risk sensitive instruments are classified as held-to-maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

      Interest Rate Risk--The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Primix Solutions Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants .............................        19

Consolidated Balance Sheets as of December 31, 1997 and 1998 .........        20

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998 ...................................        21

Consolidated Statements of Redeemable Convertible Preferred Stock and
  Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1996, 1997 and 1998 ...................................        22

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1997 and 1998 .......................        23

Notes to Consolidated Financial Statements ...........................        24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Primix Solutions Inc.:

      We have audited the accompanying consolidated balance sheets of Primix Solutions Inc. (formerly OneWave, Inc.) (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primix Solutions Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 18, 1999

                              Primix Solutions Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                               ---------------------------------
                                                                                   1997                1998
                                                                               ------------         ------------
                                     Assets
Current Assets:
      Cash and cash equivalents (Note 1) ..............................        $ 10,804,064         $ 26,692,678
      Marketable securities (Note 1) ..................................          22,908,833                   --
      Accounts receivable, less reserve of $50,000 and $92,000 at
         December 31, 1997 and 1998, respectively .....................             783,471            2,871,225
      Prepaid expenses and other current assets .......................             201,298              443,054
                                                                               ------------         ------------
            Total current assets ......................................          34,697,666           30,006,957
                                                                               ------------         ------------
Property and Equipment, at cost (Note 1):
      Computer and office equipment ...................................           2,309,907            2,431,586
      Furniture and fixtures ..........................................             480,599              488,374
      Leasehold improvements ..........................................              59,964               59,964
                                                                               ------------         ------------
                                                                                  2,850,470            2,979,924
      Less--Accumulated depreciation and amortization .................           1,281,924            2,159,363
                                                                               ------------         ------------
            Net property and equipment ................................           1,568,546              820,561
                                                                               ------------         ------------
Other Assets:
      Goodwill (Note 1) ...............................................                  --            2,177,809
      Notes receivable from related party (Note 5) ....................                  --              150,000
                                                                               ------------         ------------
            Total other assets ........................................                  --            2,327,809
                                                                               ------------         ------------
            Total assets ..............................................        $ 36,266,212         $ 33,155,327
                                                                               ============         ============
                      Liabilities and Stockholders' Equity
Current Liabilities:
      Current portion of capital lease obligation (Note 7) ............        $         --         $     82,643
      Accounts payable ................................................             799,856              964,839
      Accrued expenses ................................................           1,570,275            2,161,597
      Note payable to related party (Note 1) ..........................                  --              203,748
      Deferred revenue (Note 1) .......................................             490,819               83,628
                                                                               ------------         ------------
            Total current liabilities .................................           2,860,950            3,496,455
                                                                               ------------         ------------
Capital lease obligation, net of current portion (Note 7) .............                  --               41,821
                                                                               ------------         ------------
            Total liabilities .........................................           2,860,950            3,538,276
                                                                               ------------         ------------
Commitments (Note 7)
Stockholders' Equity (Note 2):
      Preferred stock, $1.00 par value--
            Authorized--5,000,000 shares
            Issued--no shares .........................................                  --                   --
      Common stock, $.001 par value
            Authorized 50,000,000 shares
            Issued 15,068,164 and 15,239,164 shares at December 31,
            1997 and 1998, respectively ...............................              15,069               15,240
      Additional paid-in capital ......................................          58,906,123           59,179,890
      Treasury stock (Note 2) .........................................          (1,656,676)          (1,516,556)
      Accumulated deficit .............................................         (23,859,254)         (28,061,523)
                                                                               ------------         ------------
            Total stockholders' equity ................................          33,405,262           29,617,051
                                                                               ============         ============
            Total liabilities and stockholders' equity ................        $ 36,266,212         $ 33,155,327
                                                                               ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Primix Solutions Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31,
                                                                     ------------------------------------------------------
                                                                         1996                 1997                 1998
                                                                     ------------         ------------         ------------
Revenues (Note 1):
      Consulting and education services .....................        $  5,098,402         $  4,399,267         $  4,605,116
      Software license and maintenance ......................           8,106,049            1,247,942              210,921
                                                                     ------------         ------------         ------------
            Total revenues ..................................          13,204,451            5,647,209            4,816,037
                                                                     ------------         ------------         ------------
Cost of Revenues (Note 1):
      Consulting and education services .....................           4,001,376            4,494,000            5,145,104
      Software license and maintenance ......................           1,517,532              637,882               44,926
                                                                     ------------         ------------         ------------
            Total cost of revenues ..........................           5,518,908            5,131,882            5,190,030
                                                                     ------------         ------------         ------------
            Gross profit (loss) .............................           7,685,543              515,327             (373,993)
                                                                     ------------         ------------         ------------
Operating Expenses:
      Selling, general and administrative ...................          10,564,948            5,844,454            5,026,308
      Research and development (Note 1) .....................           3,528,799            2,167,334              424,123
      Restructuring charge (Note 1) .........................                  --            1,782,298                   --
      Compensation to former chief executive officer (Note 8)           6,793,696              227,472                   --
                                                                     ------------         ------------         ------------
            Total operating expenses ........................          20,887,443           10,021,558            5,450,431
                                                                     ------------         ------------         ------------
            Operating loss ..................................         (13,201,900)          (9,506,231)          (5,824,424)
Interest Income, net ........................................             953,284            1,884,584            1,622,155
                                                                     ------------         ------------         ------------
            Loss before provision for income taxes ..........         (12,248,616)          (7,621,647)          (4,202,269)
Provision for Income Taxes ..................................              95,331               14,936                   --
                                                                     ------------         ------------         ------------
            Net loss ........................................        $(12,343,947)        $ (7,636,583)        $ (4,202,269)
                                                                     ============         ============         ============

Basic and Diluted Net Loss per Common Share (Note 1) ........        $      (1.03)        $       (.52)        $       (.29)
                                                                     ============         ============         ============

Shares Used in Computing Net Loss per Common Share ..........          12,560,185           14,560,222           14,397,873
                                                                     ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Primix Solutions Inc.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Stockholders' Equity (Deficit)
                                                                                       ------------------------------
                                                                  Redeemable
                                                                  Convertible                    Convertible
                                                                Preferred Stock                Preferred Stock        Common Stock
                                                               ---------------------        ----------------------   ---------------
                                                               Number                       Number                         Number
                                                                 of         Carrying          of            $1.00            of
                                                               Shares         Value         Shares        Par Value        Shares
                                                               ------         -----         ------        ---------        ------
Balance, December 31, 1995 ...............................           --             --             --             --     10,803,030
 Issuance of Series B redeemable convertible
   preferred stock at $5.54 per share, net of issuance
   costs of $600,000 .....................................    1,332,127      7,379,984             --             --             --
 Compensation expense to former chief executive
   officer ...............................................           --             --             --             --             --
 Issuance of note receivable from former chief
   executive officer .....................................           --             --             --             --             --
 Issuance of Series C convertible preferred stock
   at $5.00 per share, net of issuance costs of $30,000 ..           --             --      1,200,000      1,200,000             --
 Repurchase and retirement of common stock $7.50
   per share .............................................           --             --             --             --       (800,000)
 Issuance of common stock at $16.00 per share
   related to initial public offering, net of issuance
   costs of $4,744,000 ...................................           --             --             --             --      3,000,000
 Conversion of redeemable convertible preferred
   stock and convertible preferred stock into common stock   (1,332,127)    (7,379,984)    (1,200,000)    (1,200,000)     1,688,074
 Compensation expense related to stock options ...........           --             --             --             --             --
 Issuance of common stock from stock option
   exercises .............................................           --             --             --             --        216,592
 Deferred compensation adjustment related to
   termination of stock options ..........................           --             --             --             --             --
 Net loss ................................................           --             --             --             --             --
                                                             ----------     ----------     ----------     ----------      ---------
Balance, December 31, 1996 ...............................           --             --             --             --     14,907,696
 Adjustment to note receivable from former chief
   executive officer .....................................           --             --             --             --             --
 Surrender of shares in satisfaction of note
   receivable from former chief executive officer ........           --             --             --             --             --
 Issuance of common stock from stock option
   exercises .............................................           --             --             --             --        132,675
 Issuance of common stock for employee stock
   purchase plan .........................................           --             --             --             --         27,793
 Net loss ................................................           --             --             --             --             --
                                                             ----------     ----------     ----------     ----------      ---------
Balance, December 31, 1997 ...............................           --             --             --             --     15,068,164
 Issuance of common stock from stock option
   exercises .............................................           --             --             --             --             --
 Issuance of common stock for employee stock
   purchase plan .........................................           --             --             --             --             --
 Issuance of common stock for the purchase of
   Advis, Inc. ...........................................           --             --             --             --        171,000
 Net loss ................................................           --             --             --             --             --
                                                             ----------     ----------     ----------     ----------      ---------
Balance, December 31, 1998 ...............................           --    $        --             --    $        --     15,239,164
                                                             ==========    ===========     ==========    ===========     ==========
                                                                                Stockholders' Equity (Deficit)
                                                                                ------------------------------
                                                                                                                   Note
                                                                                                                Receivable
                                                         Common Stock       Treasury Stock                         from
                                                         ------------   ---------------------                     Former
                                                                                                Additional         Chief
                                                            $0.001      Number of                 Paid-in        Executive
                                                           Par Value      Shares      Amount       Capital         Officer
                                                           ---------      ------      ------       -------         -------
Balance, December 31,1995 ................................  $ 10,803          --           --   $  1,230,597             --
 Issuance of Series B redeemable convertible
   preferred stock at $5.54 per share, net of issuance
   costs of $600,000 .....................................        --          --           --       (600,000)            --
 Compensation expense to former chief executive
   officer ...............................................        --          --           --      6,793,696             --
 Issuance of note receivable from former chief
   executive officer .....................................        --          --           --             --     (2,560,000)
 Issuance of Series C convertible preferred stock
   at $5.00 per share, net of issuance costs of $30,000 ..        --          --           --      4,770,000             --
 Repurchase and retirement of common stock $7.50
   per share .............................................      (800)         --           --     (5,999,200)            --
 Issuance of common stock at $16.00 per share
   related to initial public offering, net of issuance
   costs of $4,744,000 ...................................     3,000          --           --     43,253,000             --
 Conversion of redeemable convertible preferred
   stock and convertible preferred stock into common stock     1,688          --           --      8,578,296             --
 Compensation expense related to stock options ...........        --          --           --             --             --
 Issuance of common stock from stock option
   exercises .............................................       217          --           --        603,949             --
 Deferred compensation adjustment related to
   termination of stock options ..........................        --          --           --       (125,425)            --
 Net loss ................................................        --          --           --             --             --
                                                             -------   ---------   ----------     ----------   ------------
Balance, December 31, 1996 ...............................    14,908          --           --     58,504,913     (2,560,000)
 Adjustment to note receivable from former chief
   executive officer .....................................        --          --           --             --         52,528
 Surrender of shares in satisfaction of note
   receivable from former chief executive officer ........        --     960,000   (2,280,000)            --      2,507,472
 Issuance of common stock from stock option
   exercises .............................................       133    (261,448)     620,939        277,611             --
 Issuance of common stock for employee stock
   purchase plan .........................................        28      (1,004)       2,385        123,599             --
 Net loss ................................................        --          --           --             --             --
                                                             -------   ---------   ----------     ----------   ------------
Balance, December 31, 1997 ...............................    15,069     697,548   (1,656,676)    58,906,123             --
 Issuance of common stock from stock option
   exercises .............................................        --     (12,371)      29,381         (1,021)            --
 Issuance of common stock for employee stock
   purchase plan .........................................        --     (46,627)     110,739        (45,666)            --
 Issuance of common stock for the purchase of
   Advis, Inc. ...........................................       171          --           --        320,454             --
 Net loss ................................................        --          --           --             --             --
                                                             -------   ---------   ----------    -----------   ------------
Balance, December 31, 1998 ...............................   $15,240     638,550   (1,516,556)   $59,179,890   $         --
                                                             =======   =========   ==========    ===========   ============
                                                                Stockholders' Equity (Deficit)
                                                                ------------------------------
                                                                                           Total
                                                                                       Stockholders'
                                                           Deferred     Accumulated       Equity
                                                         Compensation     Deficit        (Deficit)
                                                         ------------     -------        ---------
Balance, December 31, 1995 ...............................  $(166,594)  $ (3,878,724)  $ (2,803,918)
 Issuance of Series B redeemable convertible
   preferred stock at $5.54 per share, net of issuance
   costs of $600,000 .....................................         --             --       (600,000)
 Compensation expense to former chief executive
   officer ...............................................         --             --      6,793,696
 Issuance of note receivable from former chief
   executive officer .....................................         --             --     (2,560,000)
 Issuance of Series C convertible preferred stock
   at $5.00 per share, net of issuance costs of $30,000 ..         --             --      5,970,000
 Repurchase and retirement of common stock $7.50
   per share .............................................         --             --     (6,000,000)
 Issuance of common stock at $16.00 per share
   related to initial public offering, net of issuance
   costs of $4,744,000 ...................................         --             --     43,256,000
 Conversion of redeemable convertible preferred
   stock and convertible preferred stock into common stock         --             --      7,379,984
 Compensation expense related to stock options ...........     41,169             --         41,169
 Issuance of common stock from stock option
   exercises .............................................         --             --        604,166
 Deferred compensation adjustment related to
   termination of stock options ..........................    125,425             --             --
 Net loss ................................................         --    (12,343,947)   (12,343,947)
                                                             --------    -----------   ------------
Balance, December 31, 1996 ...............................         --    (16,222,671)    39,737,150
 Adjustment to note receivable from former chief
   executive officer .....................................         --             --         52,528
 Surrender of shares in satisfaction of note
   receivable from former chief executive officer ........         --             --        227,472
 Issuance of common stock from stock option
   exercises .............................................         --             --        898,683
 Issuance of common stock for employee stock
   purchase plan .........................................         --             --        126,012
 Net loss ................................................         --     (7,636,583)    (7,636,583)
                                                             --------    -----------   ------------
Balance, December 31, 1997 ...............................         --    (23,859,254)    33,405,262
 Issuance of common stock from stock option
   exercises .............................................         --             --         28,360
 Issuance of common stock for employee stock
   purchase plan .........................................         --             --         65,073
 Issuance of common stock for the purchase of
   Advis, Inc. ...........................................         --             --        320,625
 Net loss ................................................         --     (4,202,269)    (4,202,269)
                                                             --------   ------------   ------------
Balance, December 31, 1998 ...............................   $     --   $(28,061,523)  $ 29,617,051
                                                             ========   ============   ============

                              Primix Solutions Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                                  --------------------------------------------
                                                                                      1996            1997            1998
                                                                                  ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss ...................................................................   $(12,343,947)   $ (7,636,583)   $ (4,202,269)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization ............................................        670,200       1,104,225         877,439
     Compensation expense to former chief executive officer ...................      6,793,696         227,472              --
     Compensation expense related to stock options ............................         41,169              --              --
     Non-cash restructuring charge ............................................             --       1,304,235              --
     Changes in operating assets and liabilities --
       Accounts receivable ....................................................        124,800       1,000,270      (1,449,949)
       Inventories ............................................................        (11,900)             --              --
       Prepaid expenses and other current assets ..............................       (534,402)        523,071          23,969
       Due from affiliates ....................................................        (55,402)         55,402              --
       Accounts payable .......................................................        878,865        (654,584)       (316,170)
       Due to affiliates ......................................................     (2,938,086)             --              --
       Accrued expenses .......................................................      1,213,002        (467,452)        207,216
       Deferred revenues ......................................................        269,758         (57,511)       (407,191)
                                                                                  ------------    ------------    ------------
          Net cash used in operating activities ...............................     (5,892,247)     (4,601,455)     (5,266,955)
                                                                                  ------------    ------------    ------------
Cash Flows from Investing Activities:
   (Purchases)/ sales of marketable securities, net ...........................    (27,181,222)      4,272,389      22,908,833
   Purchases of property and equipment ........................................     (3,451,742)       (252,589)        (73,638)
   Loan to former chief executive officer .....................................             --      (2,507,472)             --
   Purchase of Advis ..........................................................             --              --      (1,623,059)
   Increase in other assets ...................................................       (321,065)             --        (150,000)
                                                                                  ------------    ------------    ------------
          Net cash (used in)/provided by investing activities .................    (30,954,029)      1,512,328      21,062,136
                                                                                  ------------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from (payments on) long-term debt to stock holders ................     (1,000,000)             --              --
   Proceeds from secured note payable to a bank ...............................      2,000,000              --              --
   Payments on secured note payable to a bank .................................     (2,000,000)             --              --
   Net proceeds from issuance of common stock .................................     43,256,000              --              --
   Payment for the repurchase of common stock .................................     (6,000,000)             --              --
   Net proceeds from issuance of preferred stock ..............................     12,749,984              --              --
   Proceeds from the exercise of stock options ................................        604,166         898,683          28,360
   Proceeds from common stock purchased through employee stock purchase plan ..             --         126,012          65,071
                                                                                  ------------    ------------    ------------
          Net cash provided by/(used in) financing activities .................     49,610,150       1,024,695          93,433
                                                                                  ------------    ------------    ------------
Net Increase/(Decrease) in Cash and Cash Equivalents ..........................     12,763,874      (2,064,432)     15,888,614
Cash and Cash Equivalents, beginning of period ................................        104,622      12,868,496      10,804,064
                                                                                  ------------    ------------    ------------
Cash and Cash Equivalents, end of period ......................................   $ 12,868,496    $ 10,804,064    $ 26,692,678
                                                                                  ============    ============    ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest ...................................   $     79,191    $      8,071    $         --
                                                                                  ============    ============    ============
   Cash paid for income taxes .................................................   $     70,125    $     21,984    $     40,259
                                                                                  ============    ============    ============
Supplemental Disclosure of Noncash Financing Activities:
   Conversion of preferred stock into common stock ............................   $  8,579,984    $         --    $         --
                                                                                  ============    ============    ============
   Issuance of note receivable from former chief executive officer ............   $  2,560,000    $     52,528    $         --
                                                                                  ============    ============    ============
   Acquisition of shares for satisfaction of note receivable ..................   $         --    $  2,507,472    $         --
                                                                                  ============    ============    ============
   Acquisition of Advis, Inc. (Note 2)
        Fair value of  assets acquired ........................................   $         --    $         --    $    732,520
        Liabilities assumed and incurred ......................................             --              --      (2,034,954)
        Common stock issued ...................................................             --              --        (320,625)
                                                                                  ------------    ------------    ------------
        Cash paid for acquisition .............................................   $         --    $         --    $  1,623,059
                                                                                  ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Primix Solutions Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Significant Accounting Policies

      (a) Organization

      Primix Solutions Inc. (formerly OneWave, Inc.) ("Primix" or "the Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, Primix has helped organizations build applications that integrate and extend disparate information systems. In the past, Primix has focused on developing and marketing its application development products, along with implementation services. During 1998, the Company unified its software products and consulting services business units into a single consulting services organization focused on delivering "e-Business" solutions. e-Business encompasses a wide variety of business processes in which Internet technologies are used to more effectively manage relationships between customers, vendors, suppliers, distributors and employees, and thereby increase sales, reduce costs, improve productivity and/or promote customer loyalty. For fiscal years 1997 and 1998, the Company's principal market for its products was North America. On December 31, 1998, the Company acquired Advis, Inc. (see Note 2).


      (b) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OneWave Securities Corporation and Advis, Inc. Inter-company accounts and transactions are eliminated in consolidation.

      (c) Use of Estimates in the Preparation of the Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (d) Revenue Recognition

      The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. The Company formerly generated software and maintenance revenues from licensing the rights to use its software products and the resale of software products licensed from a related party (see Note 4b). The Company currently generates service revenues from the sale of consulting and education services.

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

      (e) Cash and Cash Equivalents

      The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31:

                                                     1997               1998
                                                 -----------        -----------
     Corporate debt instruments ..............   $ 4,987,460        $13,957,907
     Cash and money market accounts ..........     5,816,604         12,734,771
                                                 -----------        -----------
                                                 $10,804,064        $26,692,678

      (f) Marketable Securities

      Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

      In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as "Held-to-Maturity" Securities. Accordingly, marketable securities as of December 31, 1997 are recorded at amortized cost, which approximates market. The Company had no investments in marketable securities at December 31, 1998.

      The Company held the following marketable securities at December 31, 1997:

                                                                       1997
                                                                       ----
 U.S. Government and Government Agency Securities
    (average maturity of 116 days at December 31, 1997) ........... $ 7,288,889
 Commercial Paper (average maturity of 62 days at
    December 31, 1997) ............................................  15,619,944
                                                                    -----------
                                                                    $22,908,833
                                                                    -----------

      (g) Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years).

      (h) Research and Development and Software Development Costs

      In accordance with SFAS No. 86, Accounting for the Costs of Software To Be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company concluded that it could not determine technological feasibility until a fully functional working model is complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release was very short, and consequently, the amounts that could be capitalized were generally not material to the Company's financial position or result of operations. Therefore, the Company charged all internally generated research and development expenses to operations in the period incurred. The Company is no longer developing software products for sale.

      Since inception, the Company has incurred various charges associated with the purchase of third party developed technology. During 1996, the Company contracted with a third party to develop applications to be integrated with the Company's existing product. The Company capitalized $321,065 of cost associated with the development of this product. The Company amortized the cost of this product over its expected useful life of fifteen months. The Company recorded amortization expense of $64,200 and $107,000 for the years ended December 31, 1996 and 1997, respectively. The unamortized cost of $149,865, was charged to expense in connection with the Company's restructuring in 1997 (see Note 1(l )). Research and development expenses for the year ended December 31, 1996 included $450,000 of expenses related to the purchase of technology.

      (i) Post-retirement Benefits

      The Company has no obligations for post-retirement benefits.

      (j) Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. During the year ended December 31, 1997, three new customers represented concentrations of credit risk with respect to revenue and accounts receivable. These customers accounted for approximately 26%, 11% and 9% of total revenues and 58%, 8% and 24% of the December 31, 1997 accounts receivable balance. During the year ended December 31, 1998, four new customers represented concentrations of credit risk with respect to revenue and accounts receivable. These customers accounted for approximately 35%, 20%, 10% and 6% of total revenues and 11%, 29%, 17% and 12% of the December 31, 1998 accounts receivable balance.

      In the years ended December 31, 1996, 1997 and 1998, sales outside the United States accounted for approximately 10%, 3%, and 1% of total revenues, respectively. To reduce accounts receivable credit risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To reduce cash equivalent and marketable securities credit risk, the Company invests in highly liquid U.S. Government and commercial paper obligations with maturities of less than one year. The Company limits the amount of holdings with any one particular financial institution or government agency.

      (k) Net Loss per Common Share

      In 1997, the Company adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 15, 1997. Basic net loss per share is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of antidilutive shares were 805,896, 138,777 and 305,520 as of December 31, 1996, 1997 and 1998,
respectively) would be antidilutive.

      The calculations of basic and diluted net loss per common share are as follows:


                                                        1996            1997            1998
                                                   ------------    ------------    ------------
      Net loss .................................   $(12,343,947)   $ (7,636,583)   $ (4,202,269)
      Discount on preferred stock ..............       (630,000)             --              --
                                                   ------------    ------------    ------------
      Net loss applicable to common stockholders   $(12,973,947)   $ (7,636,583)   $ (4,202,269)
                                                   ============    ============    ============
      Weighted average common shares outstanding
                                                     12,560,185      14,560,222      14,397,873
                                                   ============    ============    ============
      Basic and diluted net loss per share .....   $      (1.03)   $       (.52)   $       (.29)
                                                   ============    ============    ============

      (l) Restructuring Charge

      On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Plan resulted in a one time charge of $1,782,298. Included in accrued expenses as of December 31, 1997 is $187,112 of liabilities related to the restructuring charge. The liability was paid in full during 1998.

      The following are the significant components of the charge for restructuring:

Write-off and writedown of assets to net realizable value .......     $1,117,124
Employee severance, benefits and related costs ..................        650,035
Other ...........................................................         15,139
                                                                      ----------
                                                                      $1,782,298

      (m) Goodwill

      Goodwill related to the Advis acquisition will be amortized on a straight-line basis over 10 years. No amortization expense was taken on this goodwill during 1998 as the acquisition occurred on the last day of the year. In the future, the Company will evaluate whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. The Company will measure the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary.

      (n) Comprehensive Income

      During 1998, the Company adopted SFAS No. 130, Reporting of Comprehensive Income. Comprehensive income refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive income includes net income and other comprehensive income items. The Company has no other comprehensive income items as defined in SFAS No. 130 and, therefore, net income is equal to comprehensive income and no other additional disclosure is required.

      (o) Segment Reporting

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports issued to stockholders. Th Company adopted this statement in the year ended December 31, 1998. Based on a review of SFAS No. 131, the Company believes that currently operates in one segment.

      (p) New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or result of operations.

2. Acquisition of Advis, Inc.

      On December 31, 1998, the Company acquired Advis, Inc., a privately held Boston based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions.

      The total consideration consisted of: 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock, a note payable of $203,748 paid in January 1999 and the assumption of $1,593,536 of net liabilities. Included in the net liabilities are accounts receivable of $637,805, prepaid expenses and other current assets of $38,899 and computer and office equipment of $55,816. In December 1998, the Company advanced Advis $1,543,174 to satisfy certain obligations. This advance is included in the net liabilities acquired. The transaction has been accounted for as a purchase in accordance with Accounting Principles Board Opinion
No. 16, Business Combinations. The excess purchase price over the net assets acquired of $2,117,909 has been recorded as goodwill and will be amortized over its estimated useful life of 10 years. The Company will include the results of Advis' operations effective January 1, 1999.

3. Stockholders' Equity (Deficit)

      (a) Authorized Capital Stock

      As of December 31, 1998, the Company's authorized capital stock consisted of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $1.00 par value per share.

      (b) Common Stock

      In April 1996, the Company repurchased and retired 800,000 shares of common stock for $6,000,000.

      In July 1996, the Company completed an initial public offering of its common stock. The Company issued 3,000,000 shares at $16.00 per share for net proceeds of $43,256,000.

      (c) Conversion of Series B Redeemable Convertible Preferred Stock

      In March 1996, the Company issued 1,332,127 shares of Series B redeemable convertible preferred stock at $5.54 per share, less offering costs of $600,000 for net proceeds of $6,779,984. Upon consummation of the Company's initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into 888,080 shares of common stock.

      (d) Conversion of Series C Convertible Preferred Stock

      In April 1996, the Company issued 1,200,000 shares of Series C convertible preferred stock at a price of $5.00 per share, less offering costs of $30,000, for net proceeds of $5,970,000. Upon consummation of the Company's initial public offering, all outstanding shares of Series C preferred stock were converted into 799,994 shares of common stock.

      (e) Treasury Stock

      In April 1997, the Company funded $2,507,000 under a loan agreement with its then Chief Executive Officer. The loan was secured by a first priority pledge of 960,000 shares of the Company's common stock. In June 1997, the then Chief Executive Officer resigned from the Company and surrendered these shares in satisfaction of the loan agreement. The market price of $2.375 on the date the shares were surrendered was used to determine the cost of the treasury stock. The 960,000 shares were classified as treasury stock with a total cost of $2,280,000. The $227,000 difference between the amount of the loan and the cost of the treasury stock was recorded as a charge to operations and is classified as compensation to former chief executive officer. As of December 31, 1998, the Company has issued approximately 321,000 shares from treasury for the Company's employee stock option and the employee stock purchase plans.

      (f) Stock Split

      On May 20, 1996, the Company effected a 2-for-3 reverse stock split. The accompanying financial statements have been retroactively restated for the stock split.

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

      The Company has reserved 4,150,000 shares of common stock for issuance under the 1995 Plan and the 1996 Plan. As of December 31, 1998, there were approximately 1,785,330 shares available for grant. Generally, the options granted under both Plans vest equally over four years and expire after ten years.

      The following table summarizes incentive and non-qualified stock option activity under the 1995 and 1996 Stock Plans:

                                                                          Weighted
                                                                           Average
                                             Number            Price       Price
                                            of Shares        per Share    per Share
                                            ---------        ---------    ---------
      Outstanding, December 31, 1995 ..     1,219,533       $.015-4.50    $ 3.90
      Options granted .................     2,457,648       7.50-16.00     10.53
      Options exercised ...............      (216,592)      .015-13.13      4.25
      Options canceled ................      (850,245)      1.50-16.00      8.01
                                           ----------     ------------    ------
      Outstanding, December 31, 1996 ..     2,610,344       1.50-16.00     10.42
                                           ----------     ------------    ------
      Exercisable, December 31, 1996 ..       782,563       1.50-13.75      8.21
                                           ----------     ------------    ------
      Options granted .................     2,356,250        1.94-2.88      2.36
      Options exercised ...............      (394,121)       1.50-7.50      2.28
      Options canceled ................    (3,676,271)      1.50-16.00      6.44
                                           ----------     ------------    ------
      Outstanding, December 31, 1997 ..       896,202       1.50-16.00      2.97
                                           ----------     ------------    ------
      Exercisable, December 31, 1997 ..       115,444       1.50-16.00      3.40
                                           ----------     ------------    ------
      Options granted .................     1,070,300        1.25-3.06      2.11
      Options exercised ...............       (12,371)       1.50-2.50      2.29
      Options canceled ................      (212,547)      1.25-16.00      3.01
                                           ----------     ------------    ------
      Outstanding, December 31, 1998 ..     1,741,584       1.25-16.00      2.46
                                           ==========     ============    ======
      Exercisable, December 31, 1998 ..       282,187      $1.25-16.00    $ 2.96
                                           ==========     ============    ======

The following detail pertains to outstanding options of the Company at December 31, 1998:

                      Exercise Price     Weighted Average                        Weighted Average
     Number of        Range per Share  Exercise Price per        Number of      Exercise Price per
       Shares          Outstanding     Share Outstanding   Shares Exercisable   Share Exercisable
    -----------         -----------     -----------------   ------------------   -----------------
        96,278        $ 1.25-$1.60             $ 1.34              37,943             $ 1.44
     1,604,574           1.60-3.20             $ 2.36             214,729             $ 2.63
        23,332           3.20-4.80             $ 4.50              21,665             $ 4.50
         3,400           6.40-8.00             $ 7.81                 850             $ 7.81
        14,000         14.40-16.00             $16.00               7,000             $16.00
     ---------        ------------             ------             -------             ------
     1,741,584        $1.25-$16.00             $ 2.46             282,187             $ 2.96
     ---------        ------------             ------             -------             ------

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996, 1997, and 1998 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The weighted average assumptions used for 1996, 1997, and 1998 are as follows:

                                          1996                1997                1998
                                          ----                ----                ----
Risk-free interest rate..........     5.97%-6.69%         5.80%-6.40%         4.18%-5.63%
Expected dividend yield..........         --                  --                  --
Expected life....................       5 years             5 years             5 years
Expected volatility..............         70%                 100%                100%

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

      The total fair value of the options granted during 1996, 1997, and 1998 was computed as approximately $14,030,000, $4,392,000, and $1,793,000, respectively. Of these amounts approximately $4,941,000, $1,355,000, and $1,177,000 would have been charged to operations for the years ended December 31, 1996, 1997, and 1998, respectively. The remaining amount would be amortized over the remaining vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted and cancelled.

      The pro forma net loss and pro forma basic and diluted net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

      The pro forma effect of SFAS No. 123 for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                 1996                          1997                          1998
                                      -------------------------      --------------------------     ------------------------
                                      As Reported     Pro Forma      As Reported      Pro Forma     As Reported    Pro Forma
                                      -----------     ---------      -----------      ---------     -----------    ---------
 Net loss attributable to common
   stockholders...................   $(12,973,947)  $(17,914,947)   $(7,636,583)    $(8,991,583)  $(4,202,269)  $(5,379,269)
 Basic and diluted net loss per
   common share...................         $(1.03)        $(1.43)         $(.52)          $(.62)        $(.29)        $(.37)

      (i) Warrants

      In February 1996, the Company issued a warrant to purchase 23,333 shares of common stock at a price of $8.31 per share in connection with a financing agreement. The warrant is exercisable in whole or in part, at any time on or before February 15, 2003.

      (j) Employee Stock Purchase Plan

      On May 17, 1996, the stockholders approved the Company's Employee Stock Purchase Plan (ESPP). The Company has reserved 150,000 shares for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their total compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During 1997 and 1998, the Company issued 28,797 and 46,627 shares of common stock under the ESPP, respectively.

      4. Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

      As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $25,956,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2018 and are subject to review and possible adjustment by the Internal Revenue Service.

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

      The approximate income tax effect of each type of temporary difference and carryforward is as follows:

                                                  1997                  1998
                                             ------------          ------------
Net operating loss carryforwards ...         $  8,640,000          $ 10,376,000
Other temporary differences ........            1,010,000               980,000
Credit carryforwards ...............              247,000               217,000
                                             ------------          ------------
                                                9,897,000            11,573,000
Valuation allowance ................           (9,897,000)          (11,573,000)
                                             ------------          ------------
Net deferred tax asset .............         $         --          $         --
                                             ============          ============

      It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes, and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax asset is required as of December 31, 1997 and 1998, respectively.

5. Related-Party Transactions

      (a) Cambridge Technology Group, Inc.

      During the first two months of 1996, the Company shared office space with Cambridge Technology Group, Inc. (CTGroup), a company under the control of a then significant stockholder of the Company. CTGroup charged the Company for a portion of certain common costs incurred in addition to any specific items paid by CTGroup on the Company's behalf. These costs were allocated based on head count or actual cost incurred. For the year ended December 31, 1996, CTGroup charged the Company $117,442 for these costs.

      During 1996, the Company sold software and services to CTGroup amounting to $100,000. In addition, during 1996, the CTGroup assigned its rights under certain contracts, to the Company. The Company recorded revenue of $100,000 for the performance of education and consulting services and the delivery of software licenses and maintenance services under these contracts.

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

      In June 1997, Avix Ventures, L.P. (Avix) purchased all outstanding shares then held by the significant stockholders affiliated with CTGroup. Accordingly, effective June 1997, CTGroup was not considered a related party.

      (b) Open Environment Corporation

      In 1995, the Company entered into a reseller agreement with Open Environment Corporation (OEC) to license software developed by OEC, an entity that was founded by individuals that were formerly significant stockholders of the Company. During the years ended December 31, 1996 and 1997 the Company generated software license and maintenance revenues of $1,759,639 and $121,013, respectively, from the resale of OEC products and services. Total expenses relating to purchases of OEC software and OEC software bundled with the Company's product and related maintenance contracts totaled $837,675 and $57,288 in the years ended December 31, 1996 and 1997, respectively. In addition, the Company subcontracted consulting services from OEC totaling $153,622 in 1996.

      The Company believes that the transactions described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties.

      In November 1996, OEC was acquired by Borland International, Inc. To the best of the Company's knowledge, as a result of the acquisition, no stockholder of the Company holds a significant ownership interest in the combined entity. Accordingly, effective November 1996, OEC was not considered a related party.

      (c) Internet Business Solutions, Incorporated

      During 1996, the Company generated revenues from unrelated entities of $2,920,000 of software licenses and $514,450 of consulting services to develop vertical applications in conjunction with Internet Business Solutions, Inc.
(IBS). IBS provided up to 100% of the funding of the purchase of software licenses and consulting services in return for certain rights in the developed applications. IBS was wholly-owned by certain of the Company's then significant stockholders at the time these transactions were initiated. Subsequently, IBS received additional equity funding from Samsung Corporation.

      In June 1997, Avix purchased all outstanding shares then held by the significant stockholders which controlled Internet Business Solutions, Incorporated. Accordingly, effective June 1997, Internet Business Solutions, Incorporated was not considered a related party.

      (d) Note Receivable

      In February 1998, the Company loaned $150,000 to one of the Company's executive officers. The loan is due to the Company on December 31, 1999. Interest is payable quarterly at an annual rate of 6.5%. The loan is secured by 100,000 shares of common stock of the Company owned by the executive officer.

      (e) Avix Ventures, L.P.

      The Company's Chairman and Chief Executive Officer is a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company. The Chairman and Chief Executive Officer received no compensation for the services he provided to the Company during 1997 and 1998.

6. Employee Benefit Plan

      The Company's employees participate in an employee benefit plan under
Section 401(k) of the Internal Revenue Code. The plan is available to substantially all employees. The plan allows for employees to make contributions up to a specified percentage of their compensation. For all participants with greater than one year of continuous service, the Company contributes 25% of the first 6% of employees' pay contributed to the plan. Previously, the Company's employees were eligible to participate in a plan sponsored by CTGroup. The Company contributed approximately $53,500, $58,200, and $38,000 under these plans during the years ended December 31, 1996, 1997, and 1998, respectively.

      Advis has a separate 401(k) profit sharing plan which covers substantially all employees who meet minimum service requirements. As of January 1, 1999, all Advis employees meeting the minimum service requirements are eligible to participate in the Company's 401(k) plan. The Company intends to merge the assets of the Advis plan with their plan during April of 1999.

7. Lease Commitments

      The Company leases its office facilities and certain office equipment under operating leases expiring at various dates through 2001. Rental expense amounted to approximately $389,000, $590,000 and $483,000 for the years ended December 31, 1996, 1997, and 1998, respectively. In connection with the acquisition of Advis (note 1), the Company is responsible for Advis' lease of its office facility which expires in August of 2002. Prior to the acquisition, Advis subleased a portion of their office facility through May of 1999.

      In addition, the Company acquired certain equipment under capital leases in the Advis acquisition. The leases expire at various times through January, 2001 and bear interest at a rates of between 14% and 16%.

      The following is a summary of future minimum payments under operating leases and under capitalized leases as of December 31, 1998:

                                      Capital       Operating
                                      Leases          Leases
                               -------------------------------
              1999  .                 $ 82,643      $  673,083
              2000  .                   58,715         634,978
              2001  .                      262         256,741
              2002  .                       --         116,084
                                      --------      ----------
Total minimum lease payments           141,620      $1,680,886
                                                    ----------
Amount representing interest            17,156
                                      --------
                    Total.....        $124,464
                                      --------

8. Compensation to Former Chief Executive Officer

      In January 1996, a then significant stockholder of the Company entered into an agreement with the Company's former Chief Executive Officer (CEO) under which the former CEO purchased 960,000 shares of the Company's common stock held by the stockholder at a price of $1.50 per share. To fund the purchase, the former CEO entered into a $1,440,000 note payable agreement with the stockholder. The note payable accrued interest at 6.56% per annum and provided for full recourse against the former CEO. At the time of this sale transaction, the fair market value of the Company's common stock was $7.50 per share. The Company recorded the aggregate difference between the fair market value of the common stock and the price paid by the former CEO, $5,760,000, in compensation to former chief executive for the year ended December 31, 1996. In connection with this purchase, the Company agreed to loan the former CEO up to $2,560,000 which represented the former CEO's estimated tax liability resulting from the compensation on the purchase of shares at less than fair market value. The Company recorded this commitment as a note receivable from executive officer in the accompanying statements of redeemable convertible preferred stock and stockholders' equity (deficit).

      The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the former CEO surrendered the purchased shares in satisfaction of the loan. For the year ended December 31, 1997, the Company recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock.

      In connection with the employment of the former CEO, the former CEO received a nonrefundable $1,000,000 cash payment from a significant stockholder in January 1996. The Company believes the nature of this payment to be a sign-on bonus. Accordingly, the Company has recorded a $1,000,000 charge to compensation to former chief executive officer in the accompanying statement of operations for the year ended December 31, 1996 with a corresponding contribution to additional paid-in capital.

      Also in connection with the employment of the former CEO, the same significant stockholder agreed to reimburse the former CEO for any potential decline in value (from January 1996 to the date of exercise) for certain stock appreciation rights held by the former CEO in an unrelated company. At the time this agreement was entered into, the unrealized appreciation on the stock appreciation rights was approximately $4,400,000. The stock appreciation rights were exercised by the former CEO in September 1996. The value of the stock of the unrelated company had declined to the extent that the stockholder is required to reimburse the former CEO approximately $34,000. The Company recorded this charge to compensation to former chief executive officer in the accompanying statement of operations for the year ended December 31, 1996, with a corresponding contribution to additional paid-in capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

      Set forth below is certain information regarding the Directors of the Company based on information furnished by them to the Company.

                                                              Director
                 Name                             Age          Since
        ------------------------------------      ---          -----
        Class I--Term Expires 2000
        Ofer Nemirovsky.....................      39        March 1996
        Lennart Mengwall....................      56        May 1997

        Class II--Term Expires 2001
        Kevin Azzouz........................      39        May 1997

        Class III--Term Expires 1999
        Robert Hedges.......................      41        October 1998

----------

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

      Robert Hedges has served as a Director of the Company since October    ,
1998. Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet Financial Group ("Fleet"). From 1995 to 1997, Mr. Hedges served as Fleet's Director of Direct Financial Services Group. From 1993 to 1995, Mr. Hedges was the Head of Consumer Banking at Shawmut Bank. Mr. Hedges also serves as a director of NYCE.

      Ofer Nemirovsky has served as a Director of the Company since March 1996. Mr. Nemirovsky is a Managing Director of HarbourVest Partners, LLC and Hancock Venture Partners, Inc. ("HVP"). Prior to joining HVP in 1986, Mr. Nemirovsky held various computer sales and marketing positions at Hewlett-Packard. He is currently a director of Ultimate Software and Paradigm Geophysical and several privately held companies.

Information Regarding Executive Officers

      Set forth below is certain information regarding each of the current executive officers of the Company including their principal occupation and business experience for at least the last five years.

            Name               Age    Position
----------------------------   ---    --------
Lennart Mengwall ...........   56     Chairman of the Board and Chief Executive
                                        Officer
Joseph W. Seebach ..........   37     Executive Vice President
David W. Chapman............   35     Chief Financial Officer, Treasurer
                                        and Secretary

      The principal occupation and business experience for the last five years of the Company's executive officers, other than such officers who also served as Directors, is set forth below.

      Joseph W. Seebach joined the Company as Senior Vice President in July 1997 and assumed the position of President of Software Products Group in October 1997. After the Company consolidated its operations to one business unit, Mr. Seebach was appointed to Senior Vice President of Sales & Marketing and most recently to the position of Executive Vice President. Prior to joining the Company, Mr. Seebach served as General Manager, Consumer Products Division of Seagate Software from January 1997 to July 1997, Vice President, Strategic Accounts of Seagate Software from 1996 to 1997, Vice President, Strategic Business of Arcada Software from 1994 to 1996 and Director of Software Development and Director of OEM Sales of Quest Development Corp. from 1993 to 1994.

      David W. Chapman was appointed as the Company's Chief Financial Officer in March 1998 and had previously served as the Controller of the Company since September 1995. Mr. Chapman was appointed as Secretary of the Company in February 1998. From December 1993 to August 1995, Mr. Chapman was the

Accounting Manager of Astrum International. Mr. Chapman also held various positions with the accounting firm of Deloitte & Touche from 1988 to 1993. Mr. Chapman has been a certified public accountant since 1991.

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

      The Company's directors and executive officers and their principal occupations are set forth below:

        Name                Principal Occupation
        ----                --------------------

Kevin Azzouz..............  Partner, Avix Associates, L.P.

Robert Hedges.............  Managing Director, Retail Distribution Group,
                                Fleet Financial Group

Ofer Nemirovsky...........  Managing Director, HVP Partners, LLC

Lennart Mengwall..........  Chairman and Chief Executive Officer, Primix
                                Solutions Inc. and Partner, Avix
                                Associates, L.P.

Joseph Seebach............  Vice President of Sales and Marketing, Primix
                                Solutions Inc.

David Chapman.............  Chief Financial Officer, Treasurer and
                                Secretary, Primix Solutions Inc.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during its fiscal year 1998, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, with the exception of Robert Hedges, who did not timely file Form 3 and Stephen Levy, Kevin Azzouz, and Ofer Nemirovsky, who did not timely file Forms 5 with respect to the annual grant of options to purchase 1,700 shares of Common Stock on January 1, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

      Directors who are officers or employees of the Company receive no compensation for service as Directors. Generally, Directors who are not officers or employees of the Company receive such compensation for their services as the Board may from time to time determine. Each of Ofer
Nemirovsky, former Director Stephen Levy and Robert Hedges (a "Non-Employee Directors") received fees of $18,950, $19,550 & $1,250, respectively for meetings attended during the Company's last fiscal year. In addition, Mr. Nemirovsky and Mr. Levy were each granted a option to purchase 7,000 shares of Common Stock at an exercise price of $12.00 per share. Mr. Hedges has been granted an option to purchase 7,000 shares of Common Stock at an exercise price of $1.813 per share. Each continuing Non-Employee Director also automatically receives on January 1 of each year an option to purchase 1,700 shares of Common Stock at an exercise price per share equal to the fair market value of the underlying Common Stock as determined under the 1996
Stock Plan. Each of these options vest annually in equal installments over a four-year period and expires ten years from the date of grant. All Directors are reimbursed for expenses incurred in connection with attendance at meetings.

Executive Compensation

      The following sections set forth and describe the compensation paid or awarded to the Company's Chief Executive Officer and the other most highly compensated executive officers who earned in excess of $100,000 during fiscal year 1998 ("named executive officers").

      Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other named executive officers during each of the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996.


                                Summary Compensation Table

                                                                                                  Long Term
                                                                                                Compensation
                                                                                                   Awards
                                                                                                 Securities
                                                                                                 Underlying           All Other
                                                                Annual Compensation               Options(#)      Compensation($)(1)
                                                        -----------------------------------       ----------      ------------------
    Name and Principal Position                         Year(1)      Salary($)     Bonus($)
----------------------------------------------          -------      ---------     --------
Lennart Mengwall, Chairman of the Board,
   Chief Executive Officer and President .....           1998             --             --             --             --
                                                         1997             --             --             --             --

Joseph W. Seebach,  Executive Vice President .           1998        161,654         62,560             --             --
                                                         1997         83,078         75,000        350,000             --

David W. Chapman, Chief Financial Officer,
     Treasurer and Secretary (2) .............           1998        112,654         16,705             --            1,940

Peter Marton, President of Consulting Services
    Group (3) ................................           1998        194,615             --        275,000            1,500

----------

(1) Represents Company contributions to the Company's 401(k) plan on behalf of the executives.

(2)   Mr. Chapman was not an executive officer of the Company during 1997.

(3) Mr. Marton joined the Company during 1998 and resigned from the Company in February 1999. In connection with the termination of employment of Mr. Marton, his unvested options to purchase 275,000 shares were cancelled immediately upon termination of employment on February 15, 1999.

      Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to the named executive officers of the Company who received options during Fiscal 1998.

                        Option Grants in Last Fiscal Year





                                                   Individual Grants
                                   -------------------------------------------------------
                                                    Percent of
                                                       Total
                                                      Options                                      Potential Realizable
                                     Number of        Granted   Exercise                             Value at Assumed
                                     Securities         to       Rates                              Appreciation for
                                     Underlying      Employees  or Base                               Option Term(1)
                                      Options        in Fiscal   Price                             -------------------
             Name                    Granted(#)         Year     ($/Sh)    Expiration Date           5%($)     10%($)
------------------------------       ---------          ----     ------    -----------------         -----     ------
Peter Marton (2)..............        275,000            26%     $2.50     February 15, 1999           --        --

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

(2) In connection with the termination of employment of Mr. Marton, his unvested options to purchase 275,000 shares were cancelled immediately upon termination of employment on February 15, 1999.

      Option Exercises and Option Values. The following table sets forth information concerning the number of underlying shares and value of unexercised options to purchase Common Stock of the Company held by the named executive officers as of December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES


                              Number of Securities                Value of Unexercised
                             Underlying Unexercised               In-the-Money Options
                          Options at December 31, 1998          at December 31, 1998 (1)
                         --------------------------------     ------------------------------
Name                     Exercisable      Unexercisable       Exercisable      Unexercisable
----                     -----------      -------------       -----------      -------------

Joseph Seebuch..........    78,125            171,875                --                  --
Peter Marton............        --            275,000                --                  --
David Chapman...........    13,438             29,069                --                  --


(1) Based on the last reported sale price on the Nasdaq National Market on December 31, 1998 less the option exercise price. As of December 31, 1998 there were no options held by officers of the Company for which the exercise price of the option was in excess of the market price.

Employment Agreements with Executive Officers

      The Company has entered into letter agreements with each of its executive officers (other than Lennart Mengwall, the Company's Chairman and Chief Executive Officer), providing for base salary, bonus, incentive compensation and relocation expense reimbursement, as applicable.

      The letter agreement with Joseph Seebach dated July 8, 1997 provides for certain severance benefits, including base salary for one year and the acceleration of certain options, in the event of a termination of employment within eighteen months of a change of control. In the event Mr. Seebach is terminated without cause at any time during the initial 24 months of employment, he is entitled to receive his base salary and continued vesting of his options for the duration of such 24 months period or six months after termination, whichever is later. Under an agreement dated February 26, 1998, David W. Chapman is entitled to receive his base salary for six months after termination of his employment for any reason other than gross misconduct.

Under the Company's standard Employee Agreement, each of the executives is subject to provisions concerning the ownership, use and disclosure of the Company's confidential information and intellectual property, and a one-year restriction on competition with the Company following termination of employment for any reason.

Compensation Committee Interlocks and Insider Participation

      Since May 10, 1996 all executive officer compensation decisions have been made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee is an officer of the Company. The current members of the Compensation Committee are Ofer Nemirovsky and Kevin Azzouz.

Kevin Azzouz was the Acting Chief Executive Officer, President and Treasurer of the Company from June 1997 to October 1997. No member of the Compensation Committee is an officer of the Company. All Directors participated in deliberations of the Company's Board of Directors concerning executive compensation during the Company's fiscal year 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of the date indicated by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1998, (ii) each of the Company's Directors as of March 18, 1999,
(iii) each of the named executive officers as of March 18, 1999 and (iv) the Company's executive officers and Directors as a group as of March 18, 1999.

Ownership(2)

Name of Beneficial Owner(1)                                                 Beneficial
---------------------------                                           -----------------------
                                                                      Shares(1)       Percent
                                                                      ---------       -------
Avix Ventures, L.P.(3) .......................................        7,748,871        53.2%
   160 West 66th Street
   New York, NY 10023
Officers and Directors:
Lennart Mengwall(4) ..........................................        8,023,871        55.1%
Joseph W. Seebach(5) .........................................          265,775         1.8%
David W. Chapman(6) ..........................................           19,718           *
Robert Hedges ................................................               --           *
Ofer Nemirovsky(7) ...........................................          486,228         3.3%
Kevin Azzouz(8) ..............................................        7,748,871        53.2%
All directors and executive officers as a group (6 persons)(9)        8,795,592        59.8%

*     Represents less than 1% of the outstanding shares.

(1) Information with respect to beneficial owners of more than 5% of the outstanding shares of Common Stock is based solely on information provided to the Company and reported to the Commission on Schedules 13G filed as of February 17, 1998.

(2) All percentages have been determined as of March 18, 1999, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. As of March 18, 1999, a total of approximately 14,575,411 shares of Common Stock were issued and outstanding and options to acquire a total of 380,463 shares of Common Stock were exercisable within 60 days.

(3) As reported on Schedule 13D/A filed with the Securities and Exchange Commission on June 24, 1997 by Avix Ventures, L.P., of which Avix Associates, L.P. is the general partner, of which Lennart Mengwall and Kevin Azzouz are general partners.

(4) Represents 7,748,871 shares held by Avix Ventures, L.P. and 275,000 shares beneficially owned by Mr. Mengwall. Mr. Mengwall is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

(5) Includes 109,375 shares which Mr. Seebach may acquire upon exercise of stock options within 60 days of March 18, 1999.

(6) Includes 19,618 shares which Mr. Chapman may acquire upon exercise of stock options within 60 days of March 18, 1999.

(7) Includes (i) 457,280 shares held by Hancock Venture Partners IV-Direct Fund L.P. and 24,067 shares held by Falcon Ventures II, L.P., the respective general partners of which Mr. Nemirovsky is a general partner, but as to which Mr. Nemirovsky disclaims beneficial ownership and (ii) 4,881 shares of which Mr. Nemirovsky may acquire upon exercise of a stock option within 60 days after March 18, 1999.

(8) Represents shares held by Avix Ventures, L.P. Mr. Azzouz is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P. Mr. Azzouz is a general partner of Avix Associates, L.P., the general partner of Avix Venture, L.P.

(9) Includes 133,874 shares which may be acquired upon exercise of stock options within 60 days of March 18, 1999.

MARKET VALUE

      On December 31, 1998, the closing price of a share of the Company's Common Stock on the Nasdaq National Market was $1.875.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      (a)(2) Financial Statements Schedules:

                                                                           Page
                                                                           ----
      Schedule II--Valuation and Qualifying Accounts..............          S-2

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

      (a)(3) Exhibits. Exhibits 10.1 through 10.3 and 10.26 through 10.30 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

Exhibit
  No.        Description
  ---        -----------

  3.1        Third Amended and Restated Certificate of Incorporation(2)

  3.2        Amended and Restated By-laws(2)

  4.1        Specimen Common Stock Certificate(6)

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

  10.8 Software License Agreement dated as of August 10, 1995 between the Company and Mystic River Software, Inc.(2)

  10.9 Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)

  10.10 Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc.(2)

  10.11 Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(2)

  10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the Company and Hewlett-Packard Company(1)

  10.13 Amendment to Series B Convertible Preferred Stock Purchase Agreement dated as of March 6, 1996 between the Company and Hewlett-Packard Company(1)

  10.13 Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company(3)

  10.14      Series B Convertible Preferred Stock Purchase Agreement dated
             March 6, 1996 among the Company and the purchasers named therein(1)

  10.15 Registration Rights Agreement dated March 6, 1996 among the Company and the investors named therein(1)

  10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein(1)

  10.17 Registration Rights Agreement dated as of March 29, 1996 among the Company and the investors named therein(1)

  10.18 Stock Purchase Agreement dated as of April 22, 1997 by and among Avix Ventures, L.P. and the named Sellers therein(5)

  10.19* Letter agreement dated as of July 8, 1997 by and between the Company and Joseph Seebach.

  10.20* Promissory Note for $150,000 dated as of February 3, 1998 from Joseph Seebach for the benefit of the Company.

  10.21* Stock Pledge Agreement dated as of February 3, 1998 by and between the Company and Joseph Seebach.

  10.22* Letter agreement dated as of February 9, 1998 by and between the Company and Peter Marton.

  10.23* Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman.

  10.24 Agreement and Plan of Merger dated as of December 31, 1998 by and among the Company, Advis Acquisition Corporation, Advis, Inc. and David S. Buck. (7)

  21*        List of Subsidiaries

  23*        Consent of Arthur Andersen LLP

  27.1*      Financial Data Schedule for (current) fiscal year ended DEC-31-1998

----------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1996 (File No. 333-04235) and incorporated herein by reference thereto.

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1999.

  *   Filed herewith.

      A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED WITHOUT CHARGE BY WRITTEN REQUEST TO THE COMPANY'S SECRETARY, DAVID W. CHAPMAN, PRIMIX SOLUTIONS, INC., ONE ARSENAL MARKETPLACE, WATERTOWN, MA 02472.

      (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report.

      (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 44.

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

                                        PRIMIX SOLUTIONS INC.

Date: March 30, 1999
                                        By: /s/ Lennart Mengwall
                                            ------------------------------------
                                            Lennart Mengwall
                                            Chairman of the Board, President and
                                              Chief Executive Officer



    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman, President and
     /s/ LENNART MENGWALL         Chief Executive Officer
------------------------------    (Principal Executive        March 30, 1999
       Lennart Mengwall           Officer & Director)

                                Chief Financial Officer,
     /s/ DAVID W. CHAPMAN         Treasurer and Secretary
------------------------------    (Principal Financial and    March 30, 1999
       David W. Chapman           Accounting Officer)

       /s/ KEVIN AZZOUZ
------------------------------  Director                      March 30, 1999
         Kevin Azzouz

      /s/ ROBERT HEDGES
------------------------------  Director                      March 30, 1999
        Robert Hedges

     /s/ OFER NEMIROVSKY
------------------------------  Director                      March 30, 1999
       Ofer Nemirovsky

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Primix Solutions Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Primix Solutions Inc. as of December 1997 and 1998 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1997, and 1998, included in this Form 10-K, and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 18, 1999

                                                                     Schedule II

                              PRIMIX SOLUTIONS INC.

                        VALUATION OF QUALIFYING ACCOUNTS

                                    Balance at      Bad Debt                                         Balance at
Allowance for Doubtful Accounts  Beginning Period   Expense         Recoveries      Write-offs      End of Period
-------------------------------  ----------------   -------         ----------      ----------      -------------
Year ended December 31, 1996        $100,000        $260,000             $--         $(77,000)        $283,000
Year ended December 31, 1997         283,000         260,000        (233,000)              --           50,000
Year ended December 31, 1998          50,000          42,000              --               --           92,000

                                    Balance at     Charged to                                         Balance at
Restructuring reserve            Beginning Period   Expense          Payments         Other         End of Period
-------------------------------  ----------------   -------         ----------      ----------      -------------
Year ended December 31, 1996           $--             $--             $--                $--            $--
Year ended December 31, 1997            --           665,000        (478,000)              --          187,000
Year ended December 31, 1998         187,000            --          (187,000)              --             --

                              Primix Solutions Inc.

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

  3.2        Amended and Restated By-laws(2)

  4.1        Specimen Common Stock Certificate(6)

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

  10.8 Software License Agreement dated as of August 10, 1995 between the Company and Mystic River Software, Inc.(2)

  10.9 Joint Marketing Agreement effective as of February 27, 1996 between the Company and Hewlett-Packard Company(2)

  10.10 Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc.(2)

  10.11 Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(2)

  10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the Company and Hewlett-Packard Company(1)

  10.13 Amendment to Series B Convertible Preferred Stock Purchase Agreement dated as of March 6, 1996 between the Company and Hewlett-Packard Company(1)

  10.13 Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company(3)

  10.14      Series B Convertible Preferred Stock Purchase Agreement dated
             March 6, 1996 among the Company and the purchasers named therein(1)

  10.15 Registration Rights Agreement dated March 6, 1996 among the Company and the investors named therein(1)

  10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein(1)

  10.17 Registration Rights Agreement dated as of March 29, 1996 among the Company and the investors named therein(1)

  10.18 Stock Purchase Agreement dated as of April 22, 1997 by and among Avix Ventures, L.P. and the named Sellers therein(5)

  10.19* Letter agreement dated as of July 8, 1997 by and between the Company and Joseph Seebach.

  10.20* Promissory Note for $150,000 dated as of February 3, 1998 from Joseph Seebach for the benefit of the Company.

  10.21* Stock Pledge Agreement dated as of February 3, 1998 by and between the Company and Joseph Seebach.

  10.22* Letter agreement dated as of February 9, 1998 by and between the Company and Peter Marton.

  10.23* Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman.

  10.24 Agreement and Plan of Merger dated as of December 31, 1998 by and among the Company, Advis Acquisition Corporation, Advis, Inc. and David S. Buck. (7)

  21*        List of Subsidiaries

  23*        Consent of Arthur Andersen LLP

  27.1*      Financial Data Schedule for (current) fiscal year ended DEC-31-1998

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1999.

*     Filed herewith.