Form 10-Q
period 1999-03-31
PRIMIX
filed 1999-05-13
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C 20549

                                   FORM 10 - Q



           X    Quarterly report pursuant to Section 13 or 15(d)
          ---   of the Securities Exchange Act of 1934 for the
                   quarterly period ended March 31, 1999 or

          --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
                transition period from            to           .
                                       ----------    ----------

                         Commission File Number: 0-20789

                              PRIMIX SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      04-3249618
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

      One Arsenal Marketplace, Second Floor, Watertown, Massachusetts 02472
                    (Address of principal executive offices)

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

                                YES   X                  NO
                                    ----                    ---

As of May 7, 1999, there were 14,618,160 shares of registrant's Common Stock outstanding.

                              Primix Solutions Inc.



                                Table of Contents



PART I - FINANCIAL INFORMATION                                                                    PAGE
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets at December 31, 1998 and March 31, 1999             3

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1999                                                                   4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and 1999                                                                   5

         Notes to Condensed Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                             8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         12

Signatures                                                                                        13

Part I.    Financial Information
Item 1.  Condensed Consolidated Financial Statements

                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                       December 31,             March 31,
                                                                           1998                   1999
                                                                       ------------           -------------
                                                                                               (Unaudited)
                           Assets
Current assets:
  Cash and cash equivalents                                            $     26,693            $     23,782
  Marketable securities                                                           -                   1,517
  Accounts receivable, net                                                    2,871                   2,339
  Prepaid expenses and other current assets                                     443                     426
  Note receivable from related party - current portion                            -                     150
                                                                       ------------            ------------
      Total current assets                                                   30,007                  28,214

Property and equipment, net                                                     821                     662

Other assets:
  Goodwill, net                                                               2,178                   2,123
  Notes receivable from related party                                           150                     150
                                                                       ------------            ------------
      Total other assets                                                      2,328                   2,273
                                                                       ------------            ------------
      Total assets                                                     $     33,156            $     31,149
                                                                       ------------            ------------
                                                                       ------------            ------------

       Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of capital lease obligation                          $         83            $         72
  Accounts payable                                                              965                     534
  Accrued expenses                                                            2,162                   1,686
  Note payable to related party                                                 204                       -
  Deferred revenue                                                               84                      98
                                                                       ------------            ------------
      Total current liabilities                                               3,498                   2,390

Capital lease obligation, net of current portion                                 42                      36
                                                                       ------------            ------------
      Total liabilities                                                       3,540                   2,426
                                                                       ------------            ------------
Stockholders' equity:
  Common stock                                                                   15                      15
  Treasury stock                                                             (1,517)                 (1,475)
  Additional paid-in capital                                                 59,180                  59,167
  Accumulated deficit                                                       (28,062)                (28,984)
                                                                       ------------            ------------
      Total stockholders' equity                                             29,616                  28,723
                                                                       ------------            ------------
      Total liabilities and stockholders' equity                       $     33,156            $     31,149
                                                                       ------------            ------------
                                                                       ------------            ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                                                Unaudited
                                                                            Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
                                                                           1998               1999
                                                                       ------------       ------------
 Revenues:
    Consulting and education services                                  $        965       $      1,940
    Software license and maintenance                                             94                  -
                                                                       ------------       ------------
       Total revenues                                                         1,059              1,940

 Cost of Revenues:
    Consulting and education services                                         1,156              1,894
    Software license and maintenance                                             45                  -
                                                                       ------------       ------------
       Total cost of revenues                                                 1,201              1,894
                                                                       ------------       ------------
       Gross profit (loss)                                                     (142)                46

 Operating Expenses:
   Sales and marketing                                                          349                622
   General and administrative                                                   518                590
   Research and development                                                     424                  -
   Amortization of goodwill                                                       -                 54
                                                                       ------------       ------------
       Total operating expenses                                               1,291              1,266
                                                                       ------------       ------------
       Operating loss                                                        (1,433)            (1,220)

 Interest Income, net                                                           439                298
                                                                       ------------       ------------
 Loss before provision for income taxes                                        (994)              (922)
 Provision for income taxes                                                       -                  -
                                                                       ------------       ------------
       Net loss                                                        $       (994)      $       (922)
                                                                       ------------       ------------
                                                                       ------------       ------------

Basic and Diluted Net Loss per Common Share                            $      (0.07)      $      (0.06)
                                                                       ------------       ------------
                                                                       ------------       ------------

Shares Used in Computing Net Loss per Common Share                           14,389             14,618
                                                                       ------------       ------------
                                                                       ------------       ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                        Unaudited
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ---------------------
                                                                                     1998         1999
                                                                                  ---------    --------
Cash flows from operating activities:

     Net loss                                                                     $   (994)   $   (922)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
            Depreciation and amortization                                              216         279
     Changes in operating assets and liabilities:
            Accounts receivable                                                        251         532
            Prepaid expenses and other current assets                                   24          17
            Accounts payable                                                           (85)       (431)
            Accrued expenses                                                          (261)       (476)
            Deferred revenue                                                          (224)         14
                                                                                  --------    --------
                Net cash used in operating activities                               (1,073)       (987)

Cash flows from investing activities:
     Sales/(purchases) of marketable securities, net                                 3,876      (1,517)
     Purchases of property and equipment                                               (28)        (65)
     Increase in other assets                                                         (150)       (150)
                                                                                  --------    --------
                Net cash provided by (used in) investing activities                  3,698      (1,732)

Cash flows from financing activities:
      Payment of note payable to related party                                           -        (204)
      Proceeds from common stock purchased through employee stock purchase plan         30          29
      Proceeds from the exercise of stock options                                        1           -
      Payment of capital lease obligations                                               -         (17)
                                                                                  --------    --------
                Net cash provided by (used in) financing activities                     31        (192)

Net increase/(decrease) in cash and cash equivalents                                 2,656      (2,911)
Cash and cash equivalents, beginning of period                                      10,804      26,693
                                                                                  --------    --------
Cash and cash equivalents, end of period                                          $ 13,460    $ 23,782
                                                                                  --------    --------
                                                                                  --------    --------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Primix Solutions Inc.
              Notes to Condensed Consolidated Financial Statements
                                  ( Unaudited )



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     The results of operations for the reported 1999 period are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1999.

2.   ACQUISITION OF ADVIS, INC.

     On December 31, 1998, the Company acquired Advis, Inc., a privately held Boston based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions.

     The transaction has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the operating results of Advis, Inc. are included in the Company's consolidated financial statements effective January 1, 1999. The excess purchase price over the net assets acquired of $2,118,000 has been recorded as goodwill and is being amortized over its estimated useful life of 10 years.

3.   COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

     In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of antidilutive shares were 1,248,000 and 2,198,000 at March 31, 1998 and 1999, respectively) would be antidilutive.

4.   OTHER ASSETS

     In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000 to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum.

5.   MARKETABLE SECURITIES

     Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as

"Held-to-Maturity" Securities. Accordingly, marketable securities at March 31, 1999 are recorded at amortized cost, which approximates market. The Company had no investments in marketable securities at December 31, 1998.

6.   COMPREHENSIVE INCOME

     During 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". Comprehensive income refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive income includes net income and other comprehensive income items. The Company has no other comprehensive income items as defined in SFAS No. 130 and, therefore, net income is equal to comprehensive income and no other additional disclosure is required.

7.   SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports issued to stockholders. The Company adopted this statement in the year ended December 31, 1998. Based on a review of SFAS No. 131, the Company believes that it currently operates in one segment.

8.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or result of operations.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following information should be read in conjunction with the financial statements and notes thereto and risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 17 of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

OVERVIEW

     Primix Solutions Inc. ("Primix" or the "Company") historically has helped organizations build applications that integrate and extend disparate information systems. Late in the first quarter of 1998, the Company unified its software products and consulting services business units into a single consulting services organization focused on delivering "e-Business" solutions on a fixed-price/fixed-time basis. On December 31, 1998, Primix acquired Advis, Inc. ("Advis"), a privately held e-Business consulting company. During the first quarter of 1999, the Company added to its management team executives with experience in cross-media brand development, Web site design, and strategic and business process consulting.

     As a result of the Company's significant transition during 1998, management cannot currently anticipate future revenue levels. However, management does anticipate incurring significant expenses as the Company continues to grow its sales, creative, strategy and consulting staffs.

RESULTS OF OPERATIONS

REVENUES

     Total revenues increased $881,000 to $1,940,000 for the three months ended March 31, 1999 from $1,059,000 for the comparable quarter in 1998. The increase was primarily due to the December 1998 acquisition of Advis. Consulting and education services revenues increased $975,000 to $1,940,000 for the three months ended March 31, 1999 from $965,000 for the comparable quarter in 1998 as a result of an increase in the number of consulting engagements serviced during the first quarter of 1999 relative to the first quarter of 1998. The increase in the number of consulting engagements serviced was primarily due to the December 1998 acquisition of Advis. Additionally, software license and maintenance decreased by $94,000 to $0 for the three months ended March 31, 1999 from $94,000 for the comparable quarter in 1998 due to the fact that the Company ceased marketing its software products in 1998.


GROSS PROFIT (LOSS)

     The cost of consulting and education services consists primarily of consulting and education personnel salaries and related costs and fees to third party service providers. For the three months ended March 31, 1999, the gross margin percentage for consulting and education services revenues was 2% compared to a gross loss percentage of 20% for the three months ended March 31, 1998. The improvement in the Company's gross margin for consulting and education services revenues compared to the prior year period is primarily atttributable to the increase in sales volume offset by an increase in costs associated with increased headcount. Headcount for the consulting staff increased 152% from March 31, 1998 to March 31, 1999, with 53% of this increase due to the Advis December 1998 acquisition. The Company ceased marketing its software products in 1998; consequently, there was no cost of software license and maintenance in the first quarter of 1999.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $622,000, or 32% of total revenues, for the three months ended March 31, 1999 from $349,000, or 33% of total revenues, for the comparable prior year period. The absolute dollar increase for the three-month period is primarily due to increased headcount in sales and marketing and the Company's increased efforts associated with its sales and marketing programs. Sales and marketing headcount increased 120% from March 31, 1998 to March 31, 1999. The increased headcount in sales is attributable to the Advis December 1998 acquisition. The Company expects sales and marketing expenses to increase during 1999 as the Company seeks to hire additional sales and marketing personnel.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, professional fees, and system support costs. General and administrative expenses increased to $590,000, or 30% of total revenues, for the three months ended March 31, 1999 from $518,000, or 49% of total revenues, for the comparable prior year period. The absolute dollar increase for the three-month period is primarily due to increased recruiting costs associated with the Company's effort to hire additional personnel and partially due to the December 1998 Advis acquisition. The Company expects general and administrative expenses to increase during 1999 to support the Company's expanding business.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $0 for the three months ended March 31, 1999 from $424,000, or 40% of total revenues, for the comparable prior year period. The decrease is attributable to the discontinuance of the Company's software product development.

AMORTIZATION OF GOODWILL

     Amortization of goodwill of $54,000 for the three months ended March 31, 1999 is attributable to the Advis December 1998 acquisition. The excess purchase price over the net assets acquired of $2,118,000 was recorded as goodwill in December 1998 and is being amortized over its estimated useful life of 10 years, beginning January 1, 1999.

INTEREST INCOME, NET

     Interest income, net decreased to $298,000 for the three months ended March 31, 1999 from $439,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities utilized approximately $987,000 for the three months ended March 31, 1999, resulting primarily from the net loss for the quarter.

     The Company's investing activities, which primarily consisted of net purchases of short-term marketable securities, utilized approximately $1,732,000 for the three months ended March 31, 1999.

     The Company's financing activities, which consisted of payment of the note payable to a related party and the issuance of common stock for the employee stock purchase plan, utilized approximately $192,000 for the three months ended March 31, 1999.

     In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000 to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum.

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

YEAR 2000 READINESS

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

     As of December 31, 1998, the Company completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. Prior to September 30, 1999, the Company intends to test each significant program which is believed to be Year 2000 compliant and to remediate all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues will be corrected in the development of new programs, which enhance or provide new functionality to these financial and management operating systems. While the Company has not undertaken any independent verification and review, the Company estimates that the incremental cost of this remediation effort should not exceed $30,000, including capital cost for new computers and related equipment. This amount does not include costs for computer software developed in order to provide or improve functionality. The Company expects to substantially complete Year 2000 testing and remediation on its financial and management operating systems by September 30, 1999.

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

     If the Company is unsuccessful in completing remediation of non-compliant systems, correcting embedded chips and vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs. The cost to develop alternative methods of managing its business and replacing non-compliant equipment may be substantial. The Company is in the process of establishing a contingency plan in the event of noncompliance by its vendors and suppliers and expects to complete this contingency plan by September 30, 1999.

     The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure," the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; and its estimated cost of achieving Year 2000 readiness. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the success of the Company's new business strategy, the Company's ability to efficiently consolidate the operations of its newly acquired subsidiary, Advis, Inc., the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.




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

     INTEREST RATE RISK. The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits
                     27.1 Financial Data Schedule

             (b) Reports on Form 8-K
                     On January 14, 1999, the Company filed a Report under Item 5 on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1999

                         PRIMIX SOLUTIONS INC.


                         /s/ DAVID W. CHAPMAN
                         -------------------------------------------------------
                         David W. Chapman
                         Chief Financial Officer and Principal Financial Officer