Form 10-Q
period 1999-06-30
PRIMIX
filed 1999-08-13
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10 - Q



                X   Quarterly report pursuant to Section 13 or 15(d) of the
               ---  Securities Exchange Act of 1934 for the quarterly
                    period ended June 30, 1999 or

               --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                                  YES   X     NO
                                     ------      ------

    As of August 2, 1999, there were 14,683,721 shares of registrant's Common Stock outstanding.

                              Primix Solutions Inc.

                                Table of Contents


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1998 and June 30, 1999          3

         Condensed Consolidated Statements of Operations for the three and six months ended
         June 30, 1998 and 1999                                                                4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1998 and 1999                                                                5

         Notes to Condensed Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           12

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                  13

Item 6.  Exhibits and Reports on Form 8-K                                                     13

Signatures                                                                                    14


Part I.    Financial Information
Item 1.  Condensed Consolidated Financial Statements

                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



                                                            December 31,      June 30,
                                                                1998            1999
                                                            ------------    -----------
                                                                            (Unaudited)
                           Assets

Current assets:
  Cash and cash equivalents                                  $ 26,693         $ 14,712
  Marketable securities                                             -            8,505
  Accounts receivable, net                                      2,871            3,557
  Prepaid expenses and other current assets                       443              567
  Note receivable from related party                                -              150
      Total current assets                                     30,007           27,491

Property and equipment, net                                       821              489

Other assets:
  Goodwill, net                                                 2,178            2,110
  Notes receivable from related parties                           150              150
                                                             --------         --------
      Total other assets                                        2,328            2,260
                                                             --------         --------
      Total assets                                           $ 33,156         $ 30,240
                                                             --------         --------
                                                             --------         --------

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $    965         $    895
  Current portion of capital lease obligation                      83                -
  Accrued expenses                                              2,162            1,989
  Note payable to related party                                   204                -
  Deferred revenue                                                 84               80
                                                             --------         --------
      Total current liabilities                                 3,498            2,964

Capital lease obligation, net of current portion                   42                -
                                                             --------         --------
      Total liabilities                                         3,540            2,964
                                                             --------         --------
                                                             --------         --------

Stockholders' equity:
  Common stock                                                     15               15
  Treasury stock                                               (1,517)          (1,416)
  Additional paid-in capital                                   59,180           59,153
  Accumulated deficit                                         (28,062)         (30,476)
                                                             --------         --------
      Total stockholders' equity                               29,616           27,276
                                                             --------         --------
      Total liabilities and stockholders' equity             $ 33,156         $ 30,240
                                                             --------         --------
                                                             --------         --------



        The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)



                                              Unaudited                 Unaudited
                                          Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------
                                            1998        1999        1998        1999
                                          --------    --------    --------    --------
Revenue:
   Professional services                  $    964    $  2,552    $  1,929    $  4,492
   Software license and maintenance             85           -         179           -
                                          --------    --------    --------    --------
     Total revenue                           1,049       2,552       2,108       4,492

Operating expenses:
   Professional services                       981       2,324       1,973       3,819
   Sales and marketing                         441         843         749       1,395
   General and administrative                1,193       1,101       2,076       2,159
   Research and development                      -           -         309           -
   Amortization of goodwill                      -          54           -         109
                                          --------    --------    --------    --------
     Total operating expenses                2,615       4,322       5,107       7,482
                                          --------    --------    --------    --------

Operating loss                              (1,566)     (1,770)     (2,999)     (2,990)

Interest income, net                           425         278         864         576
                                          --------    --------    --------    --------

Net loss                                  $ (1,141)   $ (1,492)   $ (2,135)   $ (2,414)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Basic and diluted net loss per common
   share                                  $  (0.08)   $  (0.10)   $  (0.15)   $  (0.17)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Shares used in computing net loss
   per common share                         14,394      14,621      14,392      14,620
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                               Unaudited
                                                                           Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                         1998            1999
                                                                       --------        --------
Cash flows from operating activities:
    Net loss                                                          $ (2,135)       $ (2,414)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                      431             563
         Changes in operating assets and liabilities:
                 Accounts receivable                                      (148)           (686)
                 Prepaid expenses and other current assets                  76            (124)
                 Accounts payable                                           55             (70)
                 Other current liabilities                                (167)           (173)
                 Deferred revenue                                         (362)             (4)
                                                                       --------        --------
Net cash used in operating activities                                    (2,250)         (2,908)
                                                                       --------        --------

Cash flows from investing activities:
    Sales (purchases) of marketable securities,net                        9,819          (8,505)
    Purchases of property and equipment                                     (32)           (122)
    Increase in purchase of Advis                                             -             (41)
    Increase in other assets                                               (150)           (150)
                                                                       --------        --------

Net cash provided by (used in) investing activities                       9,637          (8,818)
                                                                       --------        --------

Cash flows from financing activities:
    Payment of note payable to related party                                  -            (204)
    Proceeds from common stock purchased through
      employee stock purchase plan                                           30              29
    Proceeds from the exercise of stock options                               5              45
    Payment of capital lease obligations                                      -            (125)
                                                                       --------        --------
Net cash provided by (used in) financing activities                          35            (255)
                                                                       --------        --------

Net increase (decrease) in cash and cash equivalents                      7,422         (11,981)

Cash and cash equivalents, beginning of period                           10,804          26,693
                                                                       --------        --------
                                                                       --------        --------
Cash and cash equivalents, end of period                               $ 18,226        $ 14,712
                                                                       --------        --------
                                                                       --------        --------



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

         The results of operations for the reported 1999 periods are not necessarily indicative of the results to be achieved for the entire year ending December 31, 1999.

2.       ACQUISITION OF ADVIS, INC.

         On December 31, 1998, the Company acquired Advis, Inc., a privately held Boston based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions.

         The transaction has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the operating results of Advis, Inc. are included in the Company's consolidated financial statements effective January 1, 1999. The excess purchase price over the net assets acquired of $2.2 million has been recorded as goodwill and is being amortized over its estimated useful life of 10 years.

3.       RECLASSIFICATION OF FINANCIAL STATEMENTS

         Certain prior and current year amounts have been reclassified to conform to the current year presentation. The unaudited data below is shown for informational purposes only and is prepared on a basis consistent with the current year presentation of the income statement:


                                                                    Three Months Ended
                                            --------------------------------------------------------------------
                                            March 31,   June 30,    Sept. 30,   Dec. 31,    March 31,   June 30,
                                              1998        1998        1998        1998        1999        1999
                                            --------    --------    --------    --------    --------    --------
Revenue:
   Professional services                    $    965    $    964    $  1,305    $  1,371    $  1,940    $  2,552
   Software license and maintenance               94          85          32           -           -           -
                                            --------    --------    --------    --------    --------    --------
       Total revenue                           1,059       1,049       1,337       1,371       1,940       2,552

Operating expenses:
   Professional services                         992         981         901       1,136       1,495       2,324
   Sales and marketing                           308         441         801         647         552         843
   General and administrative                    883       1,193         889       1,159       1,058       1,101
   Research and development                      309           -           -           -           -           -
   Amortization of goodwill                        -           -           -           -          55          54
                                            --------    --------    --------    --------    --------    --------
      Total operating expenses                 2,492       2,615       2,591       2,942       3,160       4,322
                                            --------    --------    --------    --------    --------    --------

Operating loss                                (1,433)     (1,566)     (1,254)     (1,571)     (1,220)     (1,770)

Interest income, net                             439         425         408         350         298         278
                                            --------    --------    --------    --------    --------    --------

Net loss                                    $   (994)   $ (1,141)   $   (846)   $ (1,221)   $   (922)   $ (1,492)
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------
Basic and diluted net loss per common
   share                                    $  (0.07)   $  (0.08)   $  (0.06)   $  (0.08)   $  (0.06)   $  (0.10)
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------

Shares used in computing net loss
   per common share                           14,984      14,394      14,402      14,406      14,618      14,621
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------



4.       COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

         In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of antidilutive shares were 1,152,000 and 2,240,000 at June 30, 1998 and 1999, respectively) would be antidilutive.

5.       OTHER ASSETS

         In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum.

6.       CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

         In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as "Held-to-Maturity" Securities. Accordingly, marketable securities at June 30, 1999 are recorded at amortized cost, which approximates market. The Company had no investments in marketable securities at December 31, 1998.

7.       COMPREHENSIVE INCOME

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

8.        SEGMENT REPORTING

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

9.        NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 17 of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

OVERVIEW

         Primix Solutions Inc. ("Primix" or the "Company") historically has helped organizations build applications that integrate and extend disparate information systems. Late in the first quarter of 1998, the Company unified its software products and consulting services business units into a single consulting services organization focused on delivering "e-Business" solutions on a fixed-price/fixed-time basis. On December 31, 1998, Primix acquired Advis, Inc. ("Advis"), a privately held e-Business consulting company. During the first quarter of 1999, the Company added to its management team executives with experience in cross-media brand development, Web site design, and strategic and business process consulting. Primix is a strategic Internet services firm that brings management consulting insight, creative talent and systems integration skills to companies, helping deliver business results using e-Business methods and technologies.

         As a result of the Company's significant transition during 1998, management cannot currently anticipate future revenue levels. However, management does anticipate incurring significant expenses as the Company continues to grow its sales, creative, strategy and consulting staffs.

RESULTS OF OPERATIONS

REVENUE

         Total revenue increased $1.5 million to $2.6 million for the three months ended June 30, 1999 from $1.1 million for the comparable quarter in 1998. For the six months ended June 30, 1999, total revenue increased $2.4 million to $4.5 million from $2.1 million for the comparable prior year period. Professional services revenue increased $1.6 million to $2.6 million for the three months ended June 30, 1999 from $964,000 for the comparable quarter in 1998 as a result of an increase in the number of consulting engagements serviced during the second quarter of 1999 relative to the second quarter of 1998. Professional services revenue increased $2.6 million to $4.5 million for the six months ended June 30, 1999 from $1.9 million for the comparable period in 1998 as a result of an increase in the number of consulting engagements serviced during the first six months of 1999 relative to the first six months of 1998. Additionally, software license and maintenance revenue decreased to $0 for the three months ended June 30, 1999 from $85,000 for the comparable quarter in 1998. For the six months ended June 30, 1999, software license and maintenance revenue decreased to $0 from $179,000 for the comparable period in 1998. These decreases are due to the fact that the Company ceased marketing its software products in 1998.


PROFESSIONAL SERVICES

         The cost of professional services consists primarily of salaries and related costs for professional services personnel and fees to third party consultants. Professional services expenses increased to $2.3 million, or 92% of total revenue, for the three months ended June 30, 1999 from $981,000, or 94% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, professional services expenses increased to $3.8 million, or 85% of total revenue, from $2.0 million, or 94% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount and an increased usage of third party consultants. Professional services headcount increased 138% from June 30, 1998 to June 30, 1999, with 46% of this increase due to the Advis December 1998 acquisition. The Company expects professional services expenses to increase during the remainder of 1999 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $843,000, or 33% of total revenue, for the three months ended June 30, 1999 from $441,000, or 42% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, sales and marketing expenses increased to $1.4 million, or 31% of total revenue, from $749,000, or 36% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount in sales and marketing, commissions as a result of higher revenue levels, travel costs, and increases in sales and marketing programs. Sales and marketing headcount increased 75% from June 30, 1998 to June 30, 1999. The increased headcount in sales is attributable to the Advis December 1998 acquisition. The Company expects sales and marketing expenses to increase during 1999 as the Company seeks to hire additional sales and marketing personnel.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, rent expense, depreciation expense, professional fees, and system support costs. General and administrative expenses decreased to $1.1 million, or 42% of total revenue, for the three months ended June 30, 1999 from $1.2 million, or 114% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, general and administrative expenses increased to $2.2 million, or 48% of total revenue, from $2.1 million, or 98% of total revenue, for the comparable prior year period. The absolute dollar decrease in the current quarter over the prior year is primarily due to decreased professional fees offset by increased headcount-related costs. General and admistrative headcount increased 20% from June 30, 1998 to June 30, 1999. The Company expects general and administrative expenses to increase during the remainder of 1999 to support the Company's expanding business.

RESEARCH AND DEVELOPMENT

         For the six months ended June 30, 1999, research and development expenses decreased to $0 from $309,000 for the comparable prior year period. The decrease is attributable to the discontinuance of the Company's software product development.

AMORTIZATION OF GOODWILL

         Amortization of goodwill of $55,000 and $109,000 for the three and six months ended June 30, 1999, respectively, is attributable to the Advis December 1998 acquisition. The excess purchase price over the net assets acquired of $2.2 million was recorded as goodwill in December 1998 and is being amortized over its estimated useful life of 10 years, beginning January 1, 1999.

INTEREST INCOME, NET

         Interest income, net decreased to $278,000 for the three months ended June 30, 1999 from $425,000 for the comparable prior year period. For the six months ended June 30, 1999, interest income, net decreased to $576,000 from $864,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $2.9 million for the six months ended June 30, 1999, resulting primarily from the net loss and the growth in accounts receivable.

         The Company's investing activities, which primarily consisted of net purchases of short-term marketable securities, utilized approximately $8.8 million for the six months ended June 30, 1999.

         The Company's financing activities, which mainly consisted of payment of the note payable to a related party and payment of the capital lease obligations, utilized approximately $255,000 for the six months ended June 30, 1999.

         In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000 to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum.

         The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the success of the Company's new business strategy, the Company's ability to efficiently consolidate the operations of its newly acquired subsidiary, Advis, Inc., the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products by the Company or its competitors, or other events.




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

PART II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held on June 25, 1999.

         (b) The following are the Directors whose terms of office as Directors continued after the meeting: Kevin Azzouz,Robert B.Hedges Jr., Ofer Nemirovsky and Lennart Mengwall.

         (c)  The following matters were submitted to a vote:



                Matter Submitted to Vote        Votes in        Votes         Votes       Broker
                                                  Favor        against      Abstained    Non-Votes
              1.   The election of one          12,502,863           0       60,100             0
                Class III Director, Robert
                B. Hedges Jr., for a
                three-year term, with such
                term to continue until the
                year 2002 annual meeting
                of shareholders and until
                his successor is duly
                elected and qualified.

              2.   An amendment to the           8,566,306     368,747       19,385     3,608,525
                1996 Stock Plan to increase
                the authorized number of
                shares of the Company's
                Common Stock to be issued
                thereunder from 1,745,867
                to 3,500,000.



         (d)  None.


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


Dated: August 13, 1999

                             PRIMIX SOLUTIONS INC.


                             /s/ David W. Chapman
                             -----------------------------------------------
                             David W. Chapman
                             Chief Financial Officer and Principal Financial
                              Officer