Form 10-Q/A
period 1999-06-30
PRIMIX
filed 1999-09-29
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10 - Q/A



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

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)



                                              Unaudited                 Unaudited
                                          Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------
                                            1998        1999        1998        1999
                                          --------    --------    --------    --------
Revenue:
   Professional services                  $    964    $  2,552    $  1,929    $  4,492
   Software license and maintenance             85           -         179           -
                                          --------    --------    --------    --------
     Total revenue                           1,049       2,552       2,108       4,492

Operating expenses:
   Professional services                     1,002       2,169       1,876       3,604
   Sales and marketing                         390         790         699       1,324
   General and administrative                1,223       1,309       2,237       2,445
   Research and development                      -           -         295           -
   Amortization of goodwill                      -          54           -         109
                                          --------    --------    --------    --------
     Total operating expenses                2,615       4,322       5,107       7,482
                                          --------    --------    --------    --------

Operating loss                              (1,566)     (1,770)     (2,999)     (2,990)

Interest income, net                           425         278         864         576
                                          --------    --------    --------    --------

Net loss                                  $ (1,141)   $ (1,492)   $ (2,135)   $ (2,414)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Basic and diluted net loss per common
   share                                  $  (0.08)   $  (0.10)   $  (0.15)   $  (0.17)
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------

Shares used in computing net loss
   per common share                         14,394      14,621      14,392      14,620
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------



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

3.       RECLASSIFICATION OF FINANCIAL STATEMENTS

         Certain prior and current year amounts have been reclassified to conform to the current year presentation. The unaudited data below is shown for informational purposes only and is prepared on a basis consistent with the current year presentation of the income statement:


                                                                    Three Months Ended
                                            --------------------------------------------------------------------
                                            March 31,   June 30,    Sept. 30,   Dec. 31,    March 31,   June 30,
                                              1998        1998        1998        1998        1999        1999
                                            --------    --------    --------    --------    --------    --------
Revenue:
   Professional services                    $    965    $    964    $  1,305    $  1,371    $  1,940    $  2,552
   Software license and maintenance               94          85          32           -           -           -
                                            --------    --------    --------    --------    --------    --------
       Total revenue                           1,059       1,049       1,337       1,371       1,940       2,552

Operating expenses:
   Professional services                         874       1,002         915       1,087       1,435       2,169
   Sales and marketing                           309         390         729         644         534         790
   General and administrative                  1,014       1,223         947       1,211       1,136       1,309
   Research and development                      295           -           -           -           -           -
   Amortization of goodwill                        -           -           -           -          55          54
                                            --------    --------    --------    --------    --------    --------
      Total operating expenses                 2,492       2,615       2,591       2,942       3,160       4,322
                                            --------    --------    --------    --------    --------    --------

Operating loss                                (1,433)     (1,566)     (1,254)     (1,571)     (1,220)     (1,770)

Interest income, net                             439         425         408         350         298         278
                                            --------    --------    --------    --------    --------    --------

Net loss                                    $   (994)   $ (1,141)   $   (846)   $ (1,221)   $   (922)   $ (1,492)
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------
Basic and diluted net loss per common
   share                                    $  (0.07)   $  (0.08)   $  (0.06)   $  (0.08)   $  (0.06)   $  (0.10)
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------

Shares used in computing net loss
   per common share                           14,984      14,394      14,402      14,406      14,618      14,621
                                            --------    --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------    --------



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


PROFESSIONAL SERVICES


         The cost of professional services consists primarily of salaries and related costs for professional services personnel and fees to third party consultants. Professional services expenses increased to $2.2 million, or 85% of total revenue, for the three months ended June 30, 1999 from $1.0 million, or 96% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, professional services expenses increased to $3.6 million, or 80% of total revenue, from $1.9 million, or 89% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount and an increased usage of third party consultants. Professional services headcount increased 138% from June 30, 1998 to June 30, 1999, with 46% of this increase due to the Advis December 1998 acquisition. The Company expects professional services expenses to increase during the remainder of 1999 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING


         Sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $790,000, or 31% of total revenue, for the three months ended June 30, 1999 from $390,000, or 37% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, sales and marketing expenses increased to $1.3 million, or 29% of total revenue, from $699,000, or 33% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount in sales and marketing, commissions as a result of higher revenue levels, travel costs, and increases in sales and marketing programs. Sales and marketing headcount increased 75% from June 30, 1998 to June 30, 1999. The increased headcount in sales is attributable to the Advis December 1998 acquisition. The Company expects sales and marketing expenses to increase during 1999 as the Company seeks to hire additional sales and marketing personnel.


GENERAL AND ADMINISTRATIVE


         General and administrative expenses consist primarily of salaries and benefits for executive, finance, information technology, human resource and administrative personnel, rent expense, depreciation expense, professional fees, recruiting costs, and system support costs. General and administrative expenses increased to $1.3 million, or 51% of total revenue, for the three months ended June 30, 1999 from $1.2 million, or 116% of total revenue, for the comparable prior year period. For the six months ended June 30, 1999, general and administrative expenses increased to $2.4 million, or 54% of total revenue, from $2.2 million, or 106% of total revenue, for the comparable prior year period. The absolute dollar decrease in the current quarter over the prior year is primarily due to decreased professional fees offset by increased headcount-related costs. General and admistrative headcount increased 20% from June 30, 1998 to June 30, 1999. The Company expects general and administrative expenses to increase during the remainder of 1999 to support the Company's expanding business.


RESEARCH AND DEVELOPMENT


         For the six months ended June 30, 1999, research and development expenses decreased to $0 from $295,000 for the comparable prior year period. The decrease is attributable to the discontinuance of the Company's software product development.


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