Form 10-Q
period 1999-09-30
PRIMIX
filed 1999-11-15
CIK 1011255

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington D.C. 20549

                                        FORM 10 - Q



                    X   Quarterly report pursuant to Section 13 or 15(d)
                   ---  of the Securities Exchange Act of 1934 for the
                        quarterly period ended September 30, 1999 or

                        Transition report pursuant to Section 13 or 15(d)
                   --- of the Securities Exchange Act of 1934 for the transition period from __________ to ________.

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

    As of November 1, 1999, there were 14,590,758 shares of registrant's Common Stock outstanding.

                            Primix Solutions Inc.

                              Table of Contents


PART I - FINANCIAL INFORMATION                                                                  Page
                                                                                                ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1998 and September 30, 1999                 3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 1998 and 1999                                                                       4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1999                                                                       5

         Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

Part I.    Financial Information
Item 1.  Condensed Consolidated Financial Statements

                                               Primix Solutions Inc.
                                       Condensed Consolidated Balance Sheets
                                                  (In thousands)

                                                                   December 31,          September 30,
                                                                       1998                  1999
                                                                   ------------          -------------
                                                                                          (Unaudited)
                           Assets

Current assets:
  Cash and cash equivalents                                           $  26,693             $   9,176
  Marketable securities                                                       -                12,116
  Accounts receivable, net                                                2,871                 3,200
  Prepaid expenses and other current assets                                 443                   805
  Note receivable from related party                                          -                   150
                                                                      ---------             ---------
      Total current assets                                               30,007                25,447

Property and equipment, net                                                 821                   330

Other assets:
  Goodwill, net                                                           2,178                 2,065
  Notes receivable from related parties                                     150                   325
                                                                      ---------             ---------
      Total other assets                                                  2,328                 2,390
                                                                      =========             =========
      Total assets                                                    $  33,156             $  28,167
                                                                      =========             =========

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                    $     965             $     972
  Current portion of capital lease obligation                                83                     -
  Accrued expenses                                                        2,162                 2,092
  Note payable to related party                                             204                     -
  Deferred revenue                                                           84                    43
                                                                      ---------             ---------
      Total current liabilities                                           3,498                 3,107

Capital lease obligation, net of current portion                             42                     -
                                                                      ---------             ---------
      Total liabilities                                                   3,540                 3,107
                                                                      ---------             ---------

Stockholders' equity:
  Common stock                                                               15                    15
  Treasury stock                                                         (1,517)               (1,563)
  Additional paid-in capital                                             59,180                59,119
  Accumulated deficit                                                   (28,062)              (32,511)
                                                                      ---------             ---------
      Total stockholders' equity                                         29,616                25,060
                                                                      ---------             ---------
      Total liabilities and stockholders' equity                      $  33,156             $  28,167
                                                                      =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
               Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                        Unaudited                         Unaudited
                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                 --------------------------        -------------------------
                                                    1998            1999              1998           1999
                                                 ----------      ----------        ----------     ----------
 Revenue:
    Professional services                        $    1,305      $    3,700        $    3,234     $    8,192
    Software license and maintenance                     32               -               211              -
                                                 ----------      ----------        ----------     ----------
      Total revenue                                   1,337           3,700             3,445          8,192

 Operating expenses:
    Professional services                               915           2,886             2,791          6,490
    Sales and marketing                                 729           1,063             1,428          2,387
    General and administrative                          947           1,997             3,184          4,442
    Research and development                              -               -               295              -
    Amortization of goodwill                              -              59                 -            168
                                                 ----------      ----------        ----------     ----------
      Total operating expenses                        2,591           6,005             7,698         13,487
                                                 ----------      ----------        ----------     ----------

 Operating loss                                      (1,254)         (2,305)           (4,253)        (5,295)

 Interest income, net                                   408             270             1,272            846
                                                 ----------      ----------        ----------     ----------

 Net loss                                        $     (846)     $   (2,035)       $   (2,981)    $   (4,449)
                                                 ==========      ==========        ==========     ==========

Basic and diluted net loss per common
   share                                         $    (0.06)     $    (0.14)       $    (0.21)    $    (0.30)
                                                 ==========      ==========        ==========     ==========

Shares used in computing net loss
   per common share                                  14,402          14,627            14,395         14,622
                                                 ==========      ==========        ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Primix Solutions Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                            Unaudited
                                                                         Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                     1998              1999
                                                                 -------------     --------------
Cash flows from operating activities:
   Net loss                                                       $   (2,981)        $   (4,449)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                         650                857
   Changes in operating assets and liabilities:
      Accounts receivable                                               (560)              (329)
      Prepaid expenses and other current assets                          (74)              (606)
      Accounts payable                                                  (234)                 6
      Other current liabilities                                         (112)               (69)
      Deferred revenue                                                  (402)               (41)
                                                                  ----------         ----------
Net cash used in operating activities                                 (3,713)            (4,631)
                                                                  ----------         ----------

Cash flows from investing activities:
   Sales (purchases) of marketable securities,net                     18,768            (12,115)
   Purchases of property and equipment                                   (57)              (199)
   Increase in purchase of Advis                                           -                (55)
   Increase in other assets                                             (150)              (325)
                                                                  ----------         ----------
Net cash provided by (used in) investing activities                   18,561            (12,694)
                                                                  ----------         ----------
Cash flows from financing activities:
   Payment of note payable to related party                                -               (204)
   Proceeds from common stock purchased through
     employee stock purchase plan                                         30                 92
   Proceeds from the exercise of stock options                            29                 45
   Payment of capital lease obligations                                    -               (125)
                                                                  ----------         ----------
Net cash provided by (used in) financing activities                       59               (192)
                                                                  ----------         ----------

Net increase (decrease) in cash and cash equivalents                  14,907            (17,517)

Cash and cash equivalents, beginning of period                        10,804             26,693
                                                                  ----------         ----------
Cash and cash equivalents, end of period                          $   25,711         $    9,176
                                                                  ==========         ==========

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

3.       RECLASSIFICATION OF FINANCIAL STATEMENTS

         Certain prior and current year amounts have been reclassified to conform to the current year presentation. The unaudited data below is shown for informational purposes only and is prepared on a basis consistent with the current year presentation of the income statement:

                                                                              Three Months Ended
                                               ------------------------------------------------------------------------------
                                                March 31,     June 30,     Sept. 30,     Dec. 31,     March 31,     June 30,
                                                  1998          1998         1998          1998         1999          1999
                                               -----------   ----------   -----------   -------------------------------------
 Revenue:
    Professional services                       $     965    $     964     $   1,305    $   1,371     $   1,940    $   2,552
    Software license and maintenance                   94           85            32            -             -
                                                ---------    ---------     ---------    ---------     ---------    ---------
      Total revenue                                 1,059        1,049         1,337        1,371         1,940        2,552

 Operating expenses:
    Professional services                             874        1,002           915        1,087         1,435        2,169
    Sales and marketing                               309          390           729          644           534          790
    General and administrative                      1,014        1,223           947        1,211         1,136        1,309
    Research and development                          295            -             -            -             -            -
    Amortization of goodwill                            -            -             -            -            55           54
                                                ---------    ---------     ---------    ---------     ---------    ---------
      Total operating expenses                      2,492        2,615         2,591        2,942         3,160        4,322
                                                ---------    ---------     ---------    ---------     ---------    ---------

 Operating loss                                    (1,433)      (1,566)       (1,254)      (1,571)       (1,220)      (1,770)

 Interest income, net                                 439          425           408          350           298          278
                                                ---------    ---------     ---------    ---------     ---------    ---------

 Net loss                                       $    (994)   $  (1,141)    $    (846)   $  (1,221)    $    (922)   $  (1,492)
                                                =========    =========     =========    =========     =========    =========


Basic and diluted net loss per common
   share                                        $   (0.07)   $   (0.08)    $   (0.06)   $   (0.08)    $   (0.06)   $   (0.10)
                                                =========    =========     =========    =========     =========    =========
Shares used in computing net loss
   per common share                                14,984       14,394        14,402       14,406        14,618       14,621
                                                =========    =========     =========    =========     =========    =========

4.       COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

         In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of antidilutive shares were 1,268,000 and 2,310,000 at September 30, 1998 and 1999, respectively) would be antidilutive.

5.       OTHER ASSETS

         In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum. On September 20, 1999, one of the $75,000 notes was converted to a promissory note totalling $250,000. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

         In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as

"Held-to-Maturity" Securities. Accordingly, marketable securities at September 30, 1999 are recorded at amortized cost, which approximates market. The Company had no investments in marketable securities at December 31, 1998.

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

OVERVIEW

         Primix Solutions Inc. ("Primix" or the "Company") is a strategic Internet services firm that helps clients define, develop and deploy e-business solutions that deliver superior business results. Primix brings management consulting insight, creative talent and systems integration skill to four areas of e-business professional services: e-Commerce, Customer Relationship Management, Supply Chain Management, and Knowledge Management. The firm's essential e-business(tm) approach to delivering fully custom and customized solutions in each of these domains has helped leading clients increase revenue, cut costs, move faster, optimize assets and build loyalty.

         The Company's net revenues increased 45% from the second quarter of 1999. The Company has generally derived its professional services revenues from engagements that have been priced on a fixed-time/fixed-price model. This model contains inherent risks that are greater than engagements priced on a time and materials basis. Accordingly, the Company diligently evaluates the scope of each project and its related risk. To the extent that the Company has not adequately assessed the risk associated with its engagements, revenues could be materially delayed and therefore adversely affect the Company's results. As is the nature with most consulting firms, the Company's costs are relatively fixed.

         As of September 30, 1999, the Company's total headcount was 112 compared to 57 as of September 30, 1998.

RESULTS OF OPERATIONS

REVENUE

         Total revenue increased $2.4 million to $3.7 million for the three months ended September 30, 1999 from $1.3 million for the comparable quarter in 1998. For the nine months ended September 30, 1999, total revenue increased $4.8 million to $8.2 million from $3.4 million for the comparable prior year period. Professional services revenue increased $2.4 million to $3.7 million for the three months ended September 30, 1999 from $1.3 million for the comparable quarter in 1998 as a result of an increase in the number of consulting engagements serviced during the third quarter of 1999 relative to the third quarter of 1998. Professional services revenue increased $5.0 million to $8.2 million for the nine months ended September 30, 1999 from $3.2 million for the comparable period in 1998 as a result of an increase in the number of consulting engagements serviced during the first nine months of 1999 relative to the first nine months of 1998. Additionally, software license and maintenance revenue decreased to $0 for the three months ended September 30, 1999 from $32,000 for the comparable quarter in 1998. For the nine months ended September 30, 1999, software license and maintenance revenue decreased to $0 from $211,000 for the comparable period in 1998. These decreases are due to the fact that the Company ceased to market its software products in 1998 as it focused on its new business plan of providing only professional services.

PROFESSIONAL SERVICES

         The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased to $2.9 million, or 78% of total revenue, for the three months ended

September 30, 1999 from $915,000, or 68% of total revenue, for the comparable prior year period. The increase as a percentage of total revenue is primarily due to lower utilization rates, which resulted from the hiring of senior management personnel in the professional services group this quarter. The Company anticipates that these employees will become more utilized in the future, thus increasing gross margins. For the nine months ended September 30, 1999, professional services expenses increased to $6.5 million, or 79% of total revenue, from $2.8 million, or 81% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and nine month periods is primarily due to increased headcount, an increased usage of third party consultants and increased travel costs. Professional services headcount increased from 28 at September 30, 1998 to 72 at September 30, 1999. The Company expects professional services expenses to increase during the remainder of 1999 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $1.1 million, or 29% of total revenue, for the three months ended September 30, 1999 from $729,000, or 55% of total revenue, for the comparable prior year period. For the nine months ended September 30, 1999, sales and marketing expenses increased to $2.4 million, or 29% of total revenue, from $1.4 million, or 41% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and nine month periods is primarily due to increased headcount, commissions as a result of higher revenue levels, and increases in marketing programs. The Company expects sales and marketing expenses to increase during 1999 as the Company seeks to hire additional sales and marketing personnel.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased to $2.0 million, or 54% of total revenue, for the three months ended September 30, 1999 from $947,000, or 71% of total revenue, for the comparable prior year period. For the nine months ended September 30, 1999, general and administrative expenses increased to $4.4 million, or 54% of total revenue, from $3.2 million, or 92% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and nine month periods is primarily due to increased headcount-related costs and increased consulting fees. General and admistrative headcount increased from 12 at September 30, 1998 to 28 at September 30, 1999. The Company expects general and administrative expenses to increase during the remainder of 1999 to support the Company's expanding business.

RESEARCH AND DEVELOPMENT

         For the nine months ended September 30, 1999, research and development expenses decreased to $0 from $295,000 for the comparable prior year period. The decrease is attributable to the discontinuance of the Company's software product development.

AMORTIZATION OF GOODWILL

         Amortization of goodwill of $59,000 and $168,000 for the three and nine months ended September 30, 1999, respectively, is attributable to the acquisition of Advis, Inc. in December 1998. The excess purchase price over the net assets acquired of $2.2 million was recorded as goodwill in December 1998 and is being amortized over its estimated useful life of 10 years, beginning January 1, 1999.

INTEREST INCOME, NET

         Interest income, net decreased to $270,000 for the three months ended September 30, 1999 from $408,000 for the comparable prior year period. For the nine months ended September 30, 1999, interest income, net decreased to $846,000 from $1.3 million for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $4.6 million for the nine months ended September 30, 1999, resulting primarily from the net loss and the growth in accounts receivable, prepaid expenses and other current assets.

         The Company's investing activities, which primarily consisted of net purchases of short-term marketable securities, utilized approximately $12.7 million for the nine months ended September 30, 1999.

         The Company's financing activities, which mainly consisted of payment of the note payable to a related party and payment of the capital lease obligations, utilized approximately $192,000 for the nine months ended September 30, 1999.

         In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000 to two employees of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum. On September 20, 1999, one of the $75,000 notes was converted to a promissory note totalling $250,000. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

         The Company is currently in the process of assessing its exposure from the Year 2000 problem, and has established a response to that exposure. Generally, the Company has Year 2000 exposure in the following areas: (i) financial and management operating computer systems used to manage the Company's business, (ii) microprocessors and other equipment used by the Company ("embedded chips") and (iii) computer systems used by third parties, in particular financial institutions, vendors and suppliers of the Company.

         As of December 31, 1998, the Company completed an inventory of its financial and management operating systems and made a preliminary determination of which programs were or were not Year 2000 compliant. As of September 30, 1999, the Company has tested each significant program which is believed to be Year 2000 compliant and has remediated all significant programs that are not Year 2000 compliant. In some cases, Year 2000 issues were corrected in the development of new programs, which enhanced or provided new functionality to these financial and management operating systems.

         The Company has taken an inventory and assessment of its exposure to embedded chips in its facilities or equipment used in those facilities and capability of the vendors of such equipment to successfully remediate Year 2000 problems in equipment with embedded chips. The Company believes that it is Year 2000 compliant in these areas.

         The Company continues to interview third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks.

         If the Company's vendors or suppliers cannot rectify Year 2000 issues, the Company could incur additional costs. The cost to develop alternative methods of managing its business and replacing non-compliant equipment may be substantial.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

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

Dated:   November 15, 1999

                        PRIMIX SOLUTIONS INC.

                        /S/ DAVID W. CHAPMAN
                        -------------------------------------------------------
                        David W. Chapman
                        Chief Financial Officer and Principal Financial Officer