Form 10-K
period 1999-12-31
PRIMIX
filed 2000-03-30
CIK 1011255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 0-20789

                            ------------------------

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

                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. / /

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 2000 was $64,681,401.

    The number of shares of the registrant's Common Stock outstanding on March 20, 2000 was 15,339,164.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. BUSINESS

    Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, Primix has helped organizations use information technology to solve business problems and capitalize on new business opportunities. Primix' customers have included large, globally recognized corporations such as Apple Computer, The Gillette Company, Lucent Technologies and Rockwell Collins; leading international companies such as A.T. Cross, Data General Corporation, Pergo and Standard & Poor's; and venture-funded Internet startups including QuickTake.com, Student Universe, and Inka.net.

    Since the first quarter of 1998, the Company has focused exclusively on e-Business consulting services. The Company defines "e-Business" as A TOOL KIT OF INTERNET-ENABLED STRATEGIES, TECHNOLOGIES AND DESIGN APPROACHES TO MANAGE THE NETWORK OF RELATIONSHIPS THAT DEFINE A BUSINESS. Better managing these relationships--between and among customers, vendors, suppliers, distributors and employees--can help businesses achieve superior business results by increasing sales, cutting costs and improving productivity, better leveraging assets, promoting customer loyalty, and accelerating business processes.

    Companies wishing to leverage the potential of e-Business often face a mix of strategic, technical, and creative challenges for which they require outsourced services. In competing to deliver those services, large, well-established professional services firms such as management consultancies, systems integrators and advertising agencies face great operational and cultural challenges in trying to address the unique inter-disciplinary requirements of such projects.

    During 1998, Primix began to narrow its focus on the e-Business opportunity. Having made strategic investments in developing the Company's fixed-time / fixed-price delivery methodology, corporate identity, consulting, and sales organizations, Primix added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team during the first quarter of 1999. This expertise added to the Company's established strength in e-Business consulting, systems integration and solution development has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

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

    On December 3, 1999, Primix acquired Black Bean Studios, Inc., a privately held Boston-based design boutique specializing in digital media, which augmented the depth and breadth of the Company's capabilities in developing highly effective user interfaces at the front end of e-Business solutions. In addition to adding 11 highly skilled creative consultants, the Black Bean acquisition brought a portfolio of world-class design work and a reputation for excellence among the Internet design community.

    Primix now combines:

    - THE STRATEGIC INSIGHT OF A MANAGEMENT CONSULTING FIRM. The Company's strategic consultants bring intellectual capital and insight to client development teams, define and drive consensus on a client business case, capture and distill the primary inputs for design and development, manage change within the client organization, and measure results to drive a cycle of continuous improvement.

    - THE CREATIVE TALENT, BRAND INSIGHT AND GRAPHIC DESIGN EXPERTISE OF AN ADVERTISING AGENCY. The Company's creative and branding consultants bring target focus, brand stewardship and human factors to the development team. They ensure the usability and aesthetic quality of Primix-developed applications, using rational and emotional communication to achieve business results.

    - THE TECHNICAL DEPTH OF A SYSTEMS INTEGRATOR. The Company's technical consultants bring specific technical expertise and generalized integration experience to the development team. They architect flexible, scale-able IT solutions, develop code, and manage successful integration and rollout.

    These core competencies--combined through a carefully defined methodology and supported by extensive program management experience--help clients define, develop and deploy e-Business solutions that deliver real business results.

    Primix' essential focus is the delivery of business results to commercial enterprises. In the final analysis the Company is in the business of selling a return-on-investment to clients. Primix maintains this focus through an approach to sales and delivery it calls "essential e-business-TM-." Essential e-business is Primix' approach to developing Internet solutions, and it informs every aspect of the company:

    - OUR CULTURE--Where people with a PASSION FOR BUSINESS RESULTS thrive.

    - OUR INSIGHT--Which defines e-business in a way that makes sense to managers, as a toolkit to manage the network of relationships that define their business.

    - OUR APPROACH--Marrying strategy, technology and design to build consensus on objectives, integrate new systems with established ones, and create user experiences that encourage adoption.

    - OUR PROCESS--An iterative methodology that focuses investments where they prove to deliver returns.

    - OUR ACCOUNTABILITY--A discipline of defining the business case for e-business initiatives, and of measuring those results to learn and improve.

MARKET OPPORTUNITY

    The development of the Internet--a ubiquitous "network of networks" governed by universally accepted technical standards--presents opportunities and threats to most businesses.

    Companies use the Internet to:

    - INCREASE SALES, through the development of new channels, new customers, and new offerings

    - CUT COSTS and INCREASE PRODUCTIVITY, by automating business processes, and streamlining flows of work and information

    - BETTER LEVERAGE ASSETS, by focusing most valuable assets on most valuable functions

    - PROMOTE LOYALTY, by changing the economics of customer service

    - ACCELERATE BUSINESS PROCESSES, by reducing time-to-market and fulfillment processes

    - ESTABLISH A COMPETITIVE ADVANTAGE, through any of the above.

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

    For this reason, the Company believes that there is a strong demand for consulting services that help companies to develop e-Business strategies and to design and implement innovative e-Business solutions that transform key business processes and provide competitive advantage. The Company further believes that few companies today have exactly the right combination of expertise in e-Business strategy development, creative design and on-line branding, and complex system integration required for building such solutions.

E-SOLUTIONS PRACTICES

    Primix focuses its efforts to capitalize on this opportunity through the definition of four functional market segments, or "e-Solutions Practices":

    - E-COMMERCE: Selling products to customers and tracking orders through the cycle of ordering, validation, payment, scheduling, shipment, tracking and delivery

    - KNOWLEDGE MANAGEMENT (KM): Enabling more effective decision-making by internal and external customers by capturing, categorizing, and disseminating useful information

    - CUSTOMER RELATIONSHIP MANAGEMENT (CRM): Managing customer interaction and providing personalized service to create long-term, mutually-beneficial customer/vendor relationships

    - SUPPLY CHAIN MANAGEMENT (SCM): Responding to customer demand with increased speed and customization by more efficiently managing relationships with suppliers and distributors

    This segmentation enables the Company to track immediate returns on its investments--in intellectual property, technical expertise, asset development, partnerships and marketing--through success in sales and delivery to specific target markets. It enables an entrepreneurial approach to the pursuit of the e-Business opportunity, establishing profit centers to which authority and accountability can be delegated while ensuring the optimization of staff across the entire Company.

    The Company's pre-defined e-Business service offerings are defined in these practices, then rolled out across a growing network of regional offices through a program of formal and informal training, asset transfer, and sales support.

OFFERINGS

    Primix' list of service offerings includes the following:

    QUICKSTART-TM- is an accelerated, fixed-price / fixed-time e-Commerce solution development process that lets companies launch a complete, integrated e-Commerce site in just 90 days, for less than the cost of a fully custom implementation. It combines strategic e-Business consulting services to build consensus on a business case, brand-driven creative design to leverage and support an established brand identity, and custom systems integration services to extend established business processes, ERP and legacy systems to the Internet. To deliver QUICKSTART, Primix employs pre-built frameworks based on the Microsoft Windows NT-Registered Trademark- platform and Microsoft BackOffice-Registered Trademark-components, including Site Server Commerce Edition, Internet Information Server and SQL Server 7.0.

    KNOWLEDGECORE-TM- offers customers a fully functional, individualized Web portal site built around best-of-breed business practices and technologies. The portal makes it easier for organizations to generate, gather, store, connect and apply knowledge where and when it's needed. It is a complete knowledge management package that is designed, developed and delivered in a modular fashion to facilitate rapid integration with customers' existing business systems and processes. KnowledgeCORE includes services and technologies from a number of leading KM vendors. The offering is designed to add value to companies in any number of industries, even those as diverse as insurance and pharmaceuticals.

    E-CATALYST provides funded startups a comprehensive suite of services including strategic e-business consulting, technology, branding, marketing and site design, development and deployment. Clients of the e-Catalyst program also have access to the Primix incubator, which includes office space, furnishings and equipment in a collaborative work environment as well as access to business development, information technology, finance and human resource professionals. The Primix team will co-locate with the select startups, helping the client achieve its own business goals with the integration of Primix' and its partners' services. The result is a full suite of tools and methodologies available to dot-coms over a longer period of time than is usually addressed by incubators.

    CRM 360 DEG. combines strategic e-business consulting, systems integration, interactive design expertise and online branding to deliver improved customer service across all points of contact in a company. The program uses e-business "middleware" technology--sometimes referred to as enterprise application integration (EAI) software--to enable the real-time communication of customer information across multiple enterprise systems. This enables the creation of a unified customer information model critical for a company-wide CRM initiative. Primix then works with the client to build a set of customized business process templates that identify how customer-related tasks and metrics can be employed more effectively. Finally, marketing and design professionals ensure the creation of a consistent brand experience across all customer channels.

    SUPPLY CHAIN MANAGEMENT. SCM helps clients optimize supply and demand processes through collaboration and integration with trading partners. Primix works with clients to improve communication along a company's value chain, and to help lower supply chain costs, transaction times, inventories and other inefficiencies.

    CUSTOM SERVICES. Primix also offers fully custom solution development services for clients, including integrated e-Business solution development and "a la carte" services in e-Business Strategy, Creative Services, e-Branding, and emerging Internet technologies.

METHODOLOGY--THE PRIMIX PROCESS

    The five-step Primix Process divides client engagements into smaller, more manageable stages that can be scoped and priced properly according to the Company's fixed time / fixed price approach. It is a framework under which offering-specific methodologies are defined, ensuring that e-Business best practices are incorporated in every client engagement.

    - DEFINITION--Consists of distilling actionable business objectives from the client organization, gathering inputs required by the development team, and building foundation of consensus on key issues across each client department represented in the project.

    - IDEATION--Generating, evaluating and harvesting "Big Ideas", strategic, technical or creative. The Ideation process is really the "magic" that separates e-Business projects that deliver documents, code and graphics from those that deliver results.

    - EXPLORATION--Bounding scope through an iterative process of prioritizing functional specifications and designing technical architectures.

    - EXECUTION--Development of the finished solutions. Typically characterized by a team across companies, disciplines, departments and geographies pulling hard in the same direction toward the same endpoint.

    - OBSERVATION--Finally, Primix has established a formal process of tracking performance against a solution's intended business goals. Insights gained in the process provide fuel for the process of continuous improvement in Internet time.

    The customer benefits of this approach include that it is fast and iterative, that it is modular, and that the fixed time/fixed price it enables aligns the incentives of Primix and the client. For Primix, the process ensures continuity of the customer relationship, reduces the barrier-to-trial for new customers, and engenders a culture of project management discipline within the Company.

STRATEGIC RELATIONSHIPS

    To reach a broad potential customer base, the Company believes that it must develop partnerships with software and hardware vendors and complementary consulting services companies. Software and hardware vendors that advance the objectives of Primix customers include those that provide e-Business infrastructures, development tools, platforms and applications. Increasingly, packaged software applications are emerging that address client needs for standard e-Business processes. Primix intends to partner with these vendors, as appropriate, to deliver solutions efficiently and cost effectively to its clients. Consulting partners that fit with Primix' partnering strategy are those that either provide strategic consulting services but not implementation services, or services that do not overlap with Primix services. Many consulting firms, hardware vendors and software vendors currently offer e-Business solutions and therefore the Company believes that even partners may be competitors, depending on the circumstance. This duality of partner relationships is common in the high technology field.

COMPETITION

    The market for consulting is intensely competitive. Primix expects competition to persist and intensify in the future. Primix has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing resources, name recognition and customer base. Primix' current and potential competitors include, among others: consulting divisions of leading software system providers and hardware manufacturers; solution services companies; and software vendors whose packaged applications can be used or customized to support e-Business processes.

    Primix' competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their consulting services than the Company. Also, the Company's current and potential competitors generally have greater financial or management resources, name recognition, or more extensive customer bases that could be leveraged, thereby potentially limiting Primix' market share. Primix expects to face additional competition as other established and emerging firms enter the market for customized e-Business system integration services. Increased competition could result in price reductions, fewer consulting engagements, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability to address the needs of Primix' prospective customers. Such competition could materially and adversely affect Primix' ability to obtain and retain support for its services. There can be no assurance that Primix will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

    The principal factors affecting the market for Primix' services are expertise in vertical market and horizontal process strategies, creative design and on-line branding capabilities, system integration and implementation skills, price, customer support, and project management. The failure to compete successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

    Historically, the Company has made substantial investments in product development and technology integration. The Company believes that its investment in developing proprietary technology has resulted in considerable expertise in software development methodologies, back-end integration techniques and Internet application development tools, as well as the intrinsic value of the technology itself. This expertise serves to differentiate Primix from other companies offering solution services. The Company is currently not developing software to be sold independently from its service offerings. The Company's expenditures for research and development of its former software products during 1997, 1998 and 1999 were $1,921,000, $309,000 and $0, respectively.

    For the year ended December 31, 1999, research and development expenses consisted primarily of compensation and benefits for employees in our Core Technology group. This group enhances the knowledge and expertise of the strategic, technical, and creative design disciplines. For the year ended December 31, 1999, research and development expenses totaled $131,000.

PROPRIETARY RIGHTS

    Primix relies on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other means to protect its proprietary rights in its technology and intellectual property. The Company has filed applications for registration of its various trademarks. There can be no assurance that any trademark applications will result in registered trademarks or that, if issued, such trademarks would be upheld if challenged.

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

EMPLOYEES

    As of March 20, 2000, Primix had a total of 152 employees. The Company's future success depends in significant part upon the continued service of its key technical, consulting, and senior management personnel, and its continuing ability to attract and retain highly qualified technical, services, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or that it will be able to attract and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be generally good.

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

ITEM 2. PROPERTIES

    The Company leases approximately 26,000 square feet of office space in Watertown, Massachusetts under a five-year lease agreement, which commenced in March 1996. This facility is being fully utilized. In April 2000, the Company expects to enter into a lease agreement for a new headquarters location and expects to move into those new offices in Watertown, Massachusetts in the third quarter of 2000. The Company will lease approximately 70,000 square feet. The Company's field operations occupy leased facilities in three locations throughout the United States.

    In connection with the Advis acquisition, the Company assumed two leases for office space in Boston, Massachusetts that expire in August 2002. The Company will sublease both locations through August 2002.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock, $.001 par value ("Common Stock"), has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on July 3, 1996 and currently trades under the symbol "PMIX". The following table sets forth the high and low closing prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                                    MARKET
                                                                   PRICES(1)
                                                              -------------------
1998 FISCAL QUARTERS                                            HIGH       LOW
--------------------                                          --------   --------
First.......................................................   $2.75      $1.09
Second......................................................   $4.78      $2.19
Third.......................................................   $3.09      $1.75
Fourth......................................................   $2.38      $1.38

                                                               MARKET PRICES(1)
                                                              -------------------
1999 FISCAL QUARTERS                                            HIGH       LOW
--------------------                                          --------   --------
First.......................................................   $ 2.84     $1.75
Second......................................................   $ 3.47     $2.28
Third.......................................................   $ 3.25     $2.28
Fourth......................................................   $13.25     $2.38

------------------------

(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS

    The number of record holders of the Company's Common Stock as of March 20, 2000 was approximately 119.

DIVIDENDS

    The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1998 and December 31, 1999. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    In connection with the acquisition of Advis, Inc., a Boston-based e-Business consulting company, on December 31, 1998, the Company issued 171,000 shares of Common Stock to David W. Buck, the sole stockholder of Advis. Such shares were valued at $1.875 per share, the fair market value of the Common Stock on such date. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See Note 2 to the Consolidated Financial Statements.

    In connection with the acquisition of Black Bean Studios, Inc., a Boston-based multi-disciplinary design firm, on December 3, 1999, the Company issued 100,000 shares of Common Stock to the stockholders of Black Bean. Such shares were valued at $10.75 per share, the fair market value of the Common Stock on such date. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See Note 2 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from the Company's audited financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1995 and 1996, as well as the consolidated balance sheet data as of December 31, 1995, 1996, and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results may not be indicative of the results of operations to be expected in the future.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997     1998(1)    1999(2)
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenue:
Professional services.......................................  $  3,919   $  5,098   $  4,399   $  4,605   $ 11,989
Software license and maintenance............................     2,151      8,106      1,248        211         --
                                                              --------   --------   --------   --------   --------
Total revenue...............................................     6,070     13,204      5,647      4,816     11,989
Operating expenses:
Professional services.......................................     2,646      3,735      3,570      4,010      9,406
Software license and maintenance costs......................       717      1,472        555         --         --
Sales and marketing.........................................       378      6,211      2,403      2,197      3,442
General and administrative..................................     1,815      5,048      4,695      4,124      6,309
Research and development....................................     3,135      3,146      1,921        309        131
Amortization of goodwill....................................        --         --         --         --        241
Restructuring charge........................................        --         --      1,782         --         --
Compensation to former chief executive Officer..............        --      6,794        227         --         --
                                                              --------   --------   --------   --------   --------
Total operating expenses....................................     8,691     26,406     15,153     10,640     19,529
                                                              --------   --------   --------   --------   --------
Operating loss..............................................    (2,621)   (13,202)    (9,506)    (5,824)    (7,540)
Interest (expense) income, net..............................       (77)       953      1,885      1,622      1,117
                                                              --------   --------   --------   --------   --------
Loss before provision for income taxes......................    (2,698)   (12,249)    (7,621)    (4,202)    (6,423)
Provision for income taxes..................................        --         95         15         --         --
                                                              --------   --------   --------   --------   --------
Net loss....................................................  $ (2,698)  $(12,344)  $ (7,636)  $ (4,202)  $ (6,423)
                                                              ========   ========   ========   ========   ========
Basic and diluted net loss per common share.................  $   (.28)  $  (1.03)  $   (.52)  $   (.29)  $   (.44)
                                                              ========   ========   ========   ========   ========
Shares used in computing net loss per common share..........     9,492     12,560     14,560     14,398     14,626
                                                              ========   ========   ========   ========   ========

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997     1998(1)    1999(2)
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and marketable securities............   $  105    $40,050    $33,713    $26,693    $18,540
Working capital (deficit)...................................   (1,967)    36,471     31,836     26,511     19,860
Total assets................................................    2,626     46,151     36,266     33,155     27,336
Total stockholders' equity..................................   (2,804)    39,737     33,405     29,617     24,453

------------------------------

(1) The Company acquired Advis, Inc. on December 31, 1998. The total consideration consisted of: 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock, a note payable of $203,748 paid in January 1999 and the assumption of $1,593,536 of net liabilities. Included in the net liabilities are accounts receivable of $637,805, prepaid expenses and other current assets of $38,899 and computer and office equipment of $55,816. In December 1998, the Company advanced Advis $1,543,174 to satisfy certain obligations. This advance is included in the net liabilities acquired. See Note 2 of the Consolidated Financial Statements.

(2) The Company acquired Black Bean Studios, Inc. on December 3, 1999. The total consideration consisted of: approximately $806,000 cash and 100,000 shares of the Company's common stock, which was valued at $10.75 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Black Bean's net liabilities of approximately $14,000. See Note 2 of the Consolidated Financial Statements.

    There were no cash dividends declared per common share for any of the years shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Since its inception, Primix has helped organizations use information technology to solve business problems and capitalize on new business opportunities. Primix' customers have included large, globally recognized corporations, leading international middle-market companies and venture-funded Internet startups.

    Since the first quarter of 1998, the Company has focused exclusively on e-Business consulting services. The Company defines "e-Business" as A TOOL KIT OF INTERNET-ENABLED STRATEGIES, TECHNOLOGIES AND DESIGN APPROACHES TO MANAGE THE NETWORK OF RELATIONSHIPS THAT DEFINE A BUSINESS. Better managing these relationships--between and among customers, vendors, suppliers, distributors and employees--can help businesses achieve superior business results by increasing sales, cutting costs and improving productivity, better leveraging assets, promoting customer loyalty, and accelerating business processes.

    Companies wishing to leverage the potential of e-Business often face a mix of strategic, technical, and creative challenges for which they require outsourced services. In competing to deliver those services, large, well-established professional services firms such as management consultancies, systems integrators and advertising agencies face great operational and cultural challenges in trying to address the unique inter-disciplinary requirements of such projects.

    During 1998, Primix began to narrow its focus on the e-Business opportunity. Having made strategic investments in developing the Company's fixed-time/fixed-price delivery methodology, corporate identity, consulting, and sales organizations, Primix added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team during the first quarter of 1999. This expertise added to the Company's established strength in e-Business consulting, systems integration and solution development has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

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

    On December 3, 1999, Primix acquired Black Bean Studios, Inc., a privately held Boston-based design boutique specializing in digital media, which augmented the depth and breadth of the Company's capabilities in developing highly effective user interfaces at the front end of e-Business solutions. In addition to adding 11 highly skilled creative consultants, the Black Bean acquisition brought a portfolio of world-class design work and a reputation for excellence among the Internet design community.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1997           1998           1999
                                                                 --------       --------       --------
Revenue:
  Professional services...................................           78%            96%           100%
  Software license and maintenance........................           22              4             --
                                                                   ----          -----           ----
        Total revenue.....................................          100            100            100
Operating expenses:
Professional services.....................................           63             83             78
Software license and maintenance costs....................           10             --             --
Sales and marketing.......................................           43             46             29
General and administrative................................           83             86             53
Research and development..................................           34              6              1
Amortization of goodwill..................................           --             --              2
Restructuring charge......................................           31             --             --
Compensation to former chief executive officer............            4             --             --
                                                                   ----          -----           ----
Total operating expenses..................................          268            221            163
Operating loss............................................         (168)          (121)           (63)
Interest income, net......................................           33             34              9
                                                                   ----          -----           ----
Net loss..................................................         (135)%          (87)%          (54)%
                                                                   ====          =====           ====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

    Total revenue increased by $7.4 million to $12.0 million in 1999 from $4.6 million in 1998. For the year ended December 31, 1999, all revenue was derived from consulting services, while in the prior year consulting services revenue represented 96% of total revenue with the remaining 4% derived from software license and maintenance revenue. The increase was due to an increase in the number of consulting engagements serviced during 1999 compared to 1998. The decrease in software license and maintenance revenue was due to the fact that the Company ceased to market its software products in 1998 as it focused on its new business plan of providing only professional services.

PROFESSIONAL SERVICES

    The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased by $5.4 million to $9.4 million, or 78% of total revenue, in 1999 from $4.0 million, or 83% of total revenue, in 1998. The absolute dollar increase is primarily due to increased headcount-related costs, an increased usage of third party consultants and increased travel costs. Professional services headcount increased from 31 at December 31, 1998 to 90 at December 31, 1999. The decrease as a percentage of total revenue is primarily the result of increased utilization of the professional staff. The Company expects professional services expenses to increase in 2000 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased by $1.2 million to $3.4 million, or 29% of total revenue, in 1999 from $2.2 million, or 46% of total revenue, in 1998. The absolute dollar increase is primarily due to increased headcount-related costs, commissions as a result of higher revenue levels, and increases in direct mailing and collateral costs. Sales and marketing headcount increased from 11 at December 31, 1998 to 15 at December 31, 1999.

    The Company expects to increase its spending associated with its brand awareness through direct mail and advertising campaigns during 2000. There can be no assurance that related increased expenditures will result in increased revenue or improvement in the effectiveness of the sales organization.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased by $2.2 million to $6.3 million, or 53% of total revenue, in 1999 from $4.1 million, or 86% of total revenue, in 1998. The absolute dollar increase is primarily due to increased headcount-related costs, recruiting fees, rent expense, and consulting fees slightly offset by a decrease in professional fees. General and administrative headcount increased from 12 at December 31, 1998 to 30 at December 31, 1999. The Company expects general and administrative expenses to increase during 2000 to support the Company's expanding business and due to the growth in management systems and administrative infrastructure. In April 2000, the Company expects to enter into a ten-year lease commitment for 70,000 square feet, effective August 1, 2000 at an annual rental rate of approximately $1.8 million. Consequently, rent expense will increase in 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of compensation and benefits for research and development personnel. This group develops reusable code and other assets for the use within its solutions practice and the knowledge and expertise of the strategic, technical, and creative design disciplines. Research and development expenses decreased to $131,000, or 1% of total revenue, in 1999 from $309,000, or 6% of total revenue, in 1998. The decrease is primarily due to decreased headcount-related costs. Research and development headcount decreased from 7 at December 31, 1998 to 3 at December 31, 1999, which is directly related to the fact that the Company discontinued its research and development efforts associated with its former software product offerings in 1998.

AMORTIZATION OF GOODWILL

    Amortization of goodwill of $241,000 for the year ended December 31, 1999 is mainly attributable to the acquisition of Advis, Inc. in December 1998. The excess purchase price over the net assets acquired of $2.2 million was recorded as goodwill in December 1998 and is being amortized over its estimated useful life of 10 years, beginning January 1, 1999. The excess purchase price over the net assets acquired of $1.9 million related to the December 3, 1999 acquisition of Black Bean Studios, Inc. was recorded as goodwill in December 1999 and is being amortized over its estimated useful life of 10 years. $16,000 was amortized in December 1999.

INTEREST INCOME, NET

    Interest income, net is comprised primarily of interest income from cash, cash equivalents and marketable securities. Interest income, net decreased to $1.1 million in 1999 from $1.6 million in 1998. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE

    Total revenue decreased by $800,000 to $4.8 million in 1998 from $5.6 million in 1997. The decrease was due to decreases in the volume of sales of the Company's software products, offset by an increase in consulting revenue. For the year ended December 31, 1998, software license and maintenance revenue represented 4% of total revenue with the remaining 96% derived from professional services, compared with 22% and 78%, respectively, for the comparable prior year.

    In early 1998, the Company decided to unify its two business units into a single consulting services organization focused on delivering business and information technology solutions on a fixed-price/fixed-time basis. As a result, the Company ceased marketing its stand-alone software product offerings and does not anticipate future revenues to be generated from software product sales. The Company had no re-sales of third-party software license and maintenance revenue in 1998, compared to $121,000 in 1997.

PROFESSIONAL SERVICES

    Professional services expenses increased by $400,000 to $4.0 million, or 83% of total revenue, in 1998 from $3.6 million, or 63% of total revenue, in 1997. The increase is primarily due to increased headcount-related costs. Professional services headcount increased from 27 at December 31, 1997 to 31 at December 31, 1998.

SOFTWARE LICENSE AND MAINTENANCE COSTS

    Software license and maintenance costs decreased to $0 in 1998 from $555,000 in 1997. The decrease was due to the fact that the Company ceased to market its software products in 1998 as it focused on its new business plan of providing only professional services.

SALES AND MARKETING

    Sales and marketing expenses decreased by $200,000 to $2.2 million, or 46% of total revenue, in 1998 from $2.4 million, or 43% of total revenue, in 1997. The decrease in expenses is directly related to the reduction of headcount-related costs and decreased commissions as a result of the decrease in revenue.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $600,000 to $4.1 million, or 86% of total revenue, in 1998 from $4.7 million, or 83% of total revenue, in 1997. The absolute dollar decrease is directly related to the reduction of salary and benefit costs associated with a reduction of the general and administrative headcount.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased to $309,000, or 6% of total revenue, in 1998 from $1.9 million, or 34% of total revenue, in 1997. The decrease was the result of the Company's change in focus at the end of the first quarter of 1998, which resulted in the Company discontinuing its research and development efforts associated with its former software product offerings.

INTEREST INCOME, NET

    For the year ended December 31, 1998, the Company recorded net interest income of $1.6 million. The interest income is derived from interest earned on the unused net proceeds received by the Company from its initial public offering in July 1996. For the year ended December 31, 1997, the Company recorded net interest income of $1.9 million. The decrease was the result of the Company's declining cash and investment balances.

RESTRUCTURING CHARGE

    On June 9, 1997, the Company announced that it had implemented a plan (the "Restructuring Plan") to restructure the Company's operations. The Restructuring Plan included write-offs and write-downs of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Restructuring Plan resulted in a one-time charge of $1.8 million. See Note 1(n) of Notes to the Consolidated Financial Statements.

COMPENSATION TO FORMER CHIEF EXECUTIVE OFFICER

    In connection with the 960,000 shares of Common Stock purchased by the Company's former Chief Executive Officer (the "Former CEO") in 1996, the Company agreed to loan the Former CEO up to $2,560,000 for payment of his anticipated income tax liability resulting from such purchase. The Company funded $2,507,000 under the loan agreement in April 1997. The loan was secured by a first priority pledge of the purchased shares. In June 1997, the Former CEO surrendered the purchased shares in satisfaction of the loan. For the year ended December 31, 1997, the Company recorded an expense of $227,000 to reflect the difference between the amount of the loan and the market value of the shares surrendered to the Company. The Company has classified the shares acquired as treasury stock with an initial carrying value of $2,280,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities utilized approximately $6.8 million for the year ended December 31, 1999, resulting primarily from the net loss and the growth in accounts receivable, prepaid expenses and other current assets.

    The Company's investing activities, which consisted of net purchases of short-term marketable securities, cash outflows associated with the acquisition of Black Bean Studios, Inc., purchases of property and equipment, and funding of loans to officers of the Company, utilized approximately $14.3 million for the year ended December 31, 1999.

    In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000 to two new employees of the Company who were subsequently appointed as officers of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum. On September 20, 1999, one of the $75,000 notes was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029. In January 2000, the remaining $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029.

    The Company's financing activities, which mainly consisted of payment of the note payable to a related party, payment of the capital lease obligations, and proceeds from the exercise of stock options, provided approximately $100,000 for the year ended December 31, 1999.

    In April 2000, the Company expects to enter into a ten-year lease commitment for 70,000 square feet, effective August 1, 2000 at an annual rental rate of approximately $1.8 million.

    The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

YEAR 2000 READINESS

    To date, the Company has not experienced any problems with its computer systems relating to the Year 2000 issue. The Company also is unaware of any material Year 2000 problems with its clients or vendors. Accordingly, the Company does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Statements made or incorporated into this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to efficiently consolidate the operations of Black Bean Studios Inc., the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/ server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PRIMIX SOLUTIONS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     18
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     19
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................     20
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999..............     21
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................     22
Notes to Consolidated Financial Statements..................     23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Primix Solutions Inc.:

    We have audited the accompanying consolidated balance sheets of Primix Solutions Inc. (a Delaware corporation) as of December 31, 1998 and 1999 and the related consolidated statements of operations, and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primix Solutions Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000

                             PRIMIX SOLUTIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $26,693    $ 5,685
  Marketable securities.....................................       --     12,855
  Accounts receivable, net of allowance of $92 and $50 in
    1998 and 1999, respectively.............................    2,871      3,552
  Prepaid expenses and other current assets.................      443        501
  Note receivable from related party--current portion.......       --        150
                                                              -------    -------
    Total current assets....................................   30,007     22,743
                                                              -------    -------

Property and equipment, at cost:
  Computer and office equipment.............................    2,432      2,752
  Furniture and fixtures....................................      488        457
  Leasehold improvements....................................       60         60
                                                              -------    -------
                                                                2,980      3,269
  Less--accumulated depreciation and amortization...........    2,160      2,813
                                                              -------    -------
    Property and equipment, net.............................      820        456
                                                              -------    -------
Goodwill, net of accumulated amortization of $0 and $241 in
  1998 and 1999, respectively...............................    2,178      3,812
Notes receivable from related parties.......................      150        325
                                                              -------    -------
    Total assets............................................  $33,155    $27,336
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligation...............  $    83    $    --
  Accounts payable..........................................      965        967
  Accrued expenses..........................................    2,161      1,916
  Note payable to related party.............................      204         --
  Deferred revenue..........................................       83         --
                                                              -------    -------
    Total current liabilities...............................    3,496      2,883
                                                              -------    -------
Capital lease obligation, net of current portion............       42         --
                                                              -------    -------
    Total liabilities.......................................    3,538      2,883
                                                              -------    -------
Commitments (Note 7)
Stockholders' equity:
  Preferred stock, par value $1.00 per share; 5,000 shares
    authorized; no shares issued and outstanding............       --         --
  Common stock, par value $.001 per share; 50,000 shares
    authorized; 15,239 and 15,339 shares issued and
    outstanding in 1998 and 1999, respectively..............       15         15
  Treasury stock............................................   (1,516)    (1,296)
  Additional paid-in capital................................   59,180     60,219
  Accumulated deficit.......................................  (28,062)   (34,485)
                                                              -------    -------
    Total stockholders' equity..............................   29,617     24,453
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $33,155    $27,336
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenue:
  Professional services.....................................  $ 4,399    $ 4,605    $11,989
  Software license and maintenance..........................    1,248        211         --
                                                              -------    -------    -------
    Total revenue...........................................    5,647      4,816     11,989
                                                              -------    -------    -------
Operating expenses:
  Professional services.....................................    3,570      4,010      9,406
  Software license and maintenance costs....................      555         --         --
  Sales and marketing.......................................    2,403      2,197      3,442
  General and administrative................................    4,695      4,124      6,309
  Research and development..................................    1,921        309        131
  Amortization of goodwill..................................       --         --        241
  Restructuring charge......................................    1,782         --         --
  Compensation to former chief executive officer............      227         --         --
                                                              -------    -------    -------
    Total operating expenses................................   15,153     10,640     19,529
                                                              -------    -------    -------
Operating loss..............................................   (9,506)    (5,824)    (7,540)
Interest income, net........................................    1,885      1,622      1,117
                                                              -------    -------    -------
Loss before provision for income taxes......................   (7,621)    (4,202)    (6,423)
Provision for income taxes..................................       15         --         --
                                                              -------    -------    -------
Net loss....................................................  $(7,636)   $(4,202)   $(6,423)
                                                              =======    =======    =======

Basic and diluted net loss per common share.................  $  (.52)   $  (.29)   $  (.44)
                                                              =======    =======    =======

Basic and diluted weighted average shares outstanding.......   14,560     14,398     14,626
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NOTE
                                                                                       RECEIVABLE
                                COMMON STOCK          TREASURY STOCK                      FROM
                            --------------------   --------------------                  FORMER
                             NUMBER                                       ADDITIONAL     CHIEF                        TOTAL
                               OF        $.001     NUMBER OF               PAID-IN     EXECUTIVE    ACCUMULATED   STOCKHOLDERS'
                             SHARES    PAR VALUE    SHARES      AMOUNT     CAPITAL      OFFICER       DEFICIT        EQUITY
                            --------   ---------   ---------   --------   ----------   ----------   -----------   -------------
Balance, December 31,
  1996....................   14,908       $15          --      $    --     $58,505      $(2,560)     $(16,224)       $39,736
  Adjustment to note
    receivable from former
    chief executive
    officer...............       --        --          --           --          --           53            --             53
  Surrender of shares in
    satisfaction of note
    receivable from former
    chief executive
    officer...............       --        --         960       (2,280)         --        2,507            --            227
  Issuance of common stock
    from stock option
    exercises.............      132        --        (261)         621         278           --            --            899
  Issuance of common stock
    for employee stock
    purchase plan.........       28        --          (2)           3         123           --            --            126
  Net loss................       --        --          --           --          --           --        (7,636)        (7,636)
                            -------       ---        ----      -------     -------      -------      --------        -------
Balance, December 31,
  1997....................   15,068        15         697       (1,656)     58,906           --       (23,860)        33,405
  Issuance of common stock
    from stock option
    exercises.............       --        --         (12)          29          (1)          --            --             28
  Issuance of common stock
    for employee stock
    purchase plan.........       --        --         (47)         111         (46)          --            --             65
  Issuance of common stock
    for the purchase of
    Advis, Inc............      171        --          --           --         321           --            --            321
  Net loss................       --        --          --           --          --           --        (4,202)        (4,202)
                            -------       ---        ----      -------     -------      -------      --------        -------
Balance, December 31,
  1998....................   15,239        15         638       (1,516)     59,180           --       (28,062)        29,617
  Repurchase of common
    stock for settlement
    of Advis, Inc.........       --        --          93         (244)         --           --            --           (244)
  Issuance of common stock
    from stock option
    exercises.............       --        --        (136)         325          11           --            --            336
  Issuance of common stock
    for employee stock
    purchase plan.........       --        --         (58)         139         (47)          --            --             92
  Issuance of common stock
    for the purchase of
    Black Bean Studios,
    Inc...................      100        --          --           --       1,075           --            --          1,075
  Net loss................       --        --          --           --          --           --        (6,423)        (6,423)
                            -------       ---        ----      -------     -------      -------      --------        -------
Balance, December 31,
  1999....................   15,339       $15         537      $(1,296)    $60,219      $    --      $(34,485)       $24,453
                            =======       ===        ====      =======     =======      =======      ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(7,636)   $(4,202)   $(6,423)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Depreciation and amortization...........................    1,104        877        968
    Compensation expense to former chief executive
      officer...............................................      228         --         --
    Non-cash restructuring charge...........................    1,304         --         --
    Changes in operating assets and liabilities --
      Accounts receivable...................................    1,000     (1,450)      (681)
      Prepaid expenses and other current assets.............      523         24       (302)
      Due from affiliates...................................       56         --         --
      Accounts payable......................................     (655)      (316)        (6)
      Accrued expenses......................................     (467)       207       (270)
      Deferred revenue......................................      (58)      (407)       (84)
                                                              -------    -------    -------
        Net cash used in operating activities...............   (4,601)    (5,267)    (6,798)
                                                              -------    -------    -------
Cash flows from investing activities:
  Sales (purchases) of marketable securities, net...........    4,272     22,909    (12,855)
  Purchases of property and equipment.......................     (253)       (74)      (363)
  Loan to former chief executive officer....................   (2,507)        --         --
  Purchase of Advis, Inc....................................       --     (1,623)        20
  Purchase of Black Bean Studios, Inc.......................       --         --       (787)
  Increase in other assets..................................       --       (150)      (325)
                                                              -------    -------    -------
        Net cash provided by (used in) investing
          activities........................................    1,512     21,062    (14,310)
                                                              -------    -------    -------
Cash flows from financing activities:
  Payment of note payable to related party..................       --         --       (204)
  Proceeds from the exercise of stock options...............      899         28        336
  Proceeds from common stock purchased through employee
    stock purchase plan.....................................      126         65         92
  Payment of capital lease obligations......................       --         --       (124)
                                                              -------    -------    -------
        Net cash provided by financing activities...........    1,025         93        100
                                                              -------    -------    -------
Net (decrease) increase in cash and cash equivalents........   (2,064)    15,889    (21,008)
Cash and cash equivalents, beginning of year................   12,868     10,804     26,693
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $10,804    $26,693    $ 5,685
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     8    $    --    $     8
                                                              =======    =======    =======
  Cash paid for income taxes................................  $    22    $    40    $    --
                                                              =======    =======    =======
Supplemental disclosure of noncash financing activities:
  Issuance of note receivable from former chief executive
    officer.................................................  $    53    $    --    $    --
                                                              =======    =======    =======
  Acquisition of shares for satisfaction of note
    receivable..............................................  $ 2,507    $    --    $    --
                                                              =======    =======    =======
  Acquisition of Advis, Inc. and Black Bean Studios, Inc. in
    1998 and 1999, respectively (Note 2)
      Fair value of assets acquired.........................  $    --    $   733    $ 1,895
      Liabilities assumed and incurred......................       --     (2,035)       (33)
      Common stock issued...................................       --       (321)    (1,075)
                                                              -------    -------    -------
      Cash paid for acquisition.............................  $    --    $ 1,623    $   787
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION

    Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Primix is a strategic Internet services firm that helps clients define, develop and deploy e-business solutions that deliver superior business results. On December 31, 1998 and December 3, 1999, respectively, the Company acquired Advis, Inc. ("Advis") and Black Bean Studios, Inc. ("Black Bean") (see Note 2).

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OneWave Securities Corporation and Advis. Intercompany accounts and transactions are eliminated in consolidation.

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

    (D) REVENUE RECOGNITION

    The Company formerly generated software and maintenance revenue from licensing the rights to use its software products. The Company currently only generates professional service revenue.

    Professional services revenue is recognized upon customer acceptance or over the period in which services are provided if customer acceptance is not required and the revenues are fixed or determinable. Revenue pursuant to fixed fee contracts is generally recognized on the percentage of completion method of accounting (based on the ratio of costs incurred to total estimated project costs). The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Losses on projects in progress are recognized when known. Revenue excludes reimbursable expenses charged to and collected from customers.

    Revenue from software license fees is recognized upon delivery, net of estimated returns, provided there are no significant post delivery obligations, and payment is due within one year and is probable of collection. If acceptance is required, software license revenue is recognized upon customer acceptance. Maintenance revenue is deferred at the time of billing and recognized ratably over the term of the support period, which is typically one year.

    Deferred revenue primarily relates to prepaid maintenance and consulting services fees.

    (E) COST OF REVENUES

    Professional services expenses consist primarily of compensation and benefits of employees and fees to third party service providers engaged in the delivery of professional services and non-reimbursable expenses related to client projects. Cost of software license and maintenance revenue consists of the cost of

                             PRIMIX SOLUTIONS INC.

software and maintenance purchased for resale from a related party, distribution costs, and support personnel costs.

    (F) CASH AND CASH EQUIVALENTS

    The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31 (in thousands):

                                                       1998       1999
                                                     --------   --------
Corporate debt instruments.........................  $13,958     $3,301
Cash and money market accounts.....................   12,735      2,384
                                                     -------     ------
                                                     $26,693     $5,685
                                                     =======     ======

    (G) MARKETABLE SECURITIES

    Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

    In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company has classified its investments in marketable securities as "Held-to-Maturity" Securities. Accordingly, marketable securities as of December 31, 1999 are recorded at amortized cost, which approximates market. The Company had no investments in marketable securities at December 31, 1998.

    The Company held the following marketable securities at December 31, 1999 (in thousands):

U.S. Government and Government Agency Securities (average
  maturity of 93 days at December 31, 1999)................  $ 2,003
Commercial Paper (average maturity of 118 days at December
  31, 1999)................................................   10,852
                                                             -------
                                                             $12,855
                                                             =======

    (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, capital lease obligations and notes payable. The estimated fair value of these financial instruments approximates their carrying value.

    (I) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years).

                             PRIMIX SOLUTIONS INC.

    (J) RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company concluded that it cannot determine technological feasibility until a fully functional working model is complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release was very short and, consequently, the amounts that could be capitalized were generally not material to the Company's financial position or result of operations. Therefore, the Company has charged all internally generated research and development expenses to operations in the period incurred. The Company is currently not developing software to be sold independently from its service offerings. In 1999, research and development expenses consist of costs incurred to develop reusable code and other assets for use within the Company's solutions practice and to develop the knowledge and expertise of the strategic, technical and creative design disciplines.

    Since inception, the Company has incurred various charges associated with the purchase of third-party developed technology. During 1996, the Company contracted with a third-party to develop applications to be integrated with the Company's product. The Company capitalized approximately $321,000 of cost associated with the development of this product. The Company amortized the cost of this product over its expected useful life of fifteen months. The unamortized cost of approximately $150,000 was charged to expense in connection with the Company's restructuring in 1997 (see Note 1(n)).

    (K) POST-RETIREMENT BENEFITS

    The Company has no obligations for post-retirement benefits.

    (L) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 1998, four customers accounted for approximately 11%, 29%, 17% and 12% of total accounts receivable. At December 31, 1999, one customer accounted for approximately 42% of total accounts receivable. Two customers accounted for approximately 26% and 11% of total revenue for the year ended December 31, 1997. Three customers accounted for approximately 35%, 20% and 10% of total revenue for the year ended December 31, 1998 and one customer accounted for approximately 33% of total revenue for the year ended December 31, 1999.

    For the years ended December 31, 1997, 1998 and 1999, sales outside the United States accounted for approximately 3%, 1% and 0% of total revenue, respectively. To reduce accounts receivable credit risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To reduce cash equivalent and marketable securities credit risk, the Company invests in highly liquid U.S. Government and commercial paper obligations with maturities of less than one year. The Company limits the amount of holdings with any one particular financial institution or government agency.

                             PRIMIX SOLUTIONS INC.

    (M) NET LOSS PER COMMON SHARE

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic net loss per share is computed by dividing reported net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of antidilutive shares were 138,777, 305,520 and 613,778 as of December 31, 1997, 1998 and 1999, respectively) would be antidilutive.

    (N) RESTRUCTURING CHARGE

    On June 9, 1997, the Company announced that it had implemented a plan (the "Plan") to restructure the Company's operations. The Plan included write-offs and writedowns of certain assets and included accruing the costs related to a significant reduction in the Company's work force. The implementation of the Plan resulted in a one time charge of approximately $1,782,000.

    The following are the significant components of the charge for restructuring (in thousands):

Write-off and write-down of assets to net realizable
  value.....................................................   $1,117
Employee severance, benefits and related costs..............      650
Other.......................................................       15
                                                               ------
                                                               $1,782
                                                               ======

    (O) GOODWILL

    Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over the estimated future periods to be benefited (ten years). Approximately $241,000 of amortization was charged to expense for the year ended December 31, 1999 related to the Advis and Black Bean acquisitions. No amortization expense was incurred for the years ended December 31, 1998 and 1997. On an annual basis, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired company. No impairment losses have been recognized to date.

    (P) COMPREHENSIVE INCOME

    During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING OF COMPREHENSIVE INCOME. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items. The Company has no other comprehensive income (loss) items as defined in SFAS No. 130 and, therefore, reported net loss is equal to comprehensive loss for all periods presented.

                             PRIMIX SOLUTIONS INC.

    (Q) SEGMENT REPORTING

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports issued to stockholders. The Company adopted this statement in the year ended December 31, 1998. Based on a review of SFAS No. 131, the Company believes that it currently operates in one segment.

    (R) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement is effective for the year ended December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

    (S) RECLASSIFICATION OF FINANCIAL STATEMENTS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

    (A) ADVIS, INC.

    On December 31, 1998, the Company acquired Advis, a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions.

    The total consideration consisted of: 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock, a note payable of $204,000 paid in January 1999 and the assumption of $1,594,000 of net liabilities. Included in the net liabilities are accounts receivable of $638,000, prepaid expenses and other current assets of $39,000 and computer and office equipment of $56,000. In December 1998, the Company advanced Advis $1,543,000 to satisfy certain obligations. This advance is included in the net liabilities acquired. The excess purchase price over the net assets acquired of approximately $2.2 million has been recorded as goodwill and is being amortized over its estimated useful life of 10 years, beginning in January 1999.

    To the extent that the Advis accounts receivable were uncollectible as of June 30, 1999, the sole stockholder of Advis was required to tender shares to the Company with a fair market value equal to the amount by which the difference between the adjusted purchase price and the December 31, 1998 purchase price exceeded the cash escrow account of approximately $100,000. As of June 30, 1999, $138,000 of accounts receivable was uncollectible; therefore, the sole stockholder tendered 92,963 of the 171,000 shares of the Company's common stock, which was valued at $2.625, the average closing price for the five business days preceding June 30, 1999. The 92,963 shares were classified as treasury stock with a total cost of $244,000.

                             PRIMIX SOLUTIONS INC.

    (B) BLACK BEAN STUDIOS, INC.

    On December 3, 1999, the Company acquired Black Bean, a privately held Boston-based design boutique specializing in digital media.

    The Company purchased all of the outstanding stock of Black Bean for approximately $806,000 cash and 100,000 shares of the Company's common stock, which was valued at $10.75 per share, the fair market value of the stock at the acquisition date. In addition, the Company assumed Black Bean's net liabilities of approximately $14,000. The excess purchase price over the net assets acquired of approximately
$1.9 million has been recorded as goodwill and is being amortized over its estimated useful life of 10 years, beginning in December 1999.

    Both transactions have been accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APB") No. 16, BUSINESS COMBINATIONS. Accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the dates of acquisition. Proforma disclosure of combined operating results prior to the acquisitions has not been disclosed herein as the acquisitions were not material.

3. STOCKHOLDERS' EQUITY

    (A) AUTHORIZED CAPITAL STOCK

    As of December 31, 1999, the Company's authorized capital stock consisted of 50,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $1.00 par value per share.

    (B) TREASURY STOCK

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

    To the extent that the Advis accounts receivable were uncollectible as of June 30, 1999, the sole stockholder of Advis was required to tender shares to the Company with a fair market value equal to the amount by which the difference between the adjusted purchase price and the December 31, 1998 purchase price exceeded the cash escrow account of approximately $100,000. As of June 30, 1999, $138,000 of accounts receivable was uncollectible; therefore, the sole stockholder tendered 92,963 of the 171,000 shares of the Company's common stock, which was valued at $2.625 per share, the average closing price for the five business days preceding June 30, 1999. The 92,963 shares were classified as treasury stock with a total cost of $244,000.

    As of December 31, 1999, the Company has issued approximately 515,000 shares from treasury for the Company's employee stock option and the employee stock purchase plans.

                             PRIMIX SOLUTIONS INC.

    (C) STOCK OPTIONS

    1995 STOCK PLAN

    The Company's Stock Plan ("the 1995 Plan") provides for the issuance of incentive stock options (ISOs), nonqualified stock options and shares of common stock. Under the terms of the 1995 Plan, nonqualified options may be granted at a price not less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant or (ii) 50% of the fair market value per share of common stock on the date of such grant and, in the case of ISOs not less than the fair market value per share at the date of grant.

    1996 STOCK PLAN

    On May 17, 1996, the Board of Directors and stockholders approved the Company's 1996 Stock Plan ("the 1996 Plan"). Each nonemployee director will receive an initial option grant to purchase 7,000 shares of common stock, with an exercise price at the then fair market value, when such director is first appointed to the Board of Directors. In addition, each nonemployee director will receive an option grant to purchase 1,700 shares of common stock, with an exercise price at the then fair market value, on each January 1 that such director is a member of the Board of Directors.

    In June 1999, the 1996 Plan was amended to increase the authorized number of shares of common stock available for issuance to 3,500,000 shares.

    The Company has reserved approximately 5,904,000 shares of common stock for issuance under the 1995 Plan and the 1996 Plan. As of December 31, 1999, there were approximately 1,774,000 shares available for grant. Generally, the options granted under both Plans vest annually over four years and expire after ten years. In 1999, the Company amended the vesting period so that all options granted in 1999 and thereafter generally vest 25% after one year of service and quarterly for the three years thereafter.

                             PRIMIX SOLUTIONS INC.

    The following table summarizes incentive and nonqualified stock option activity under the 1995 and 1996 Stock Plans (in thousands, except per share data):

                                                                         WEIGHTED
                                                                          AVERAGE
                                              NUMBER         PRICE         PRICE
                                             OF SHARES     PER SHARE     PER SHARE
                                             ---------   -------------   ---------
Outstanding, December 31, 1996.............    2,610     $1.50 - 16.00    $10.42
Options granted............................    2,356      1.94 -  2.88      2.36
Options exercised..........................     (394)     1.50 -  7.50      2.28
Options canceled...........................   (3,676)     1.50 - 16.00      6.44
                                              ------     -------------    ------
Outstanding, December 31, 1997.............      896      1.50 - 16.00      2.97
                                              ------     -------------    ------
Options granted............................    1,070      1.25 -  3.06      2.11
Options exercised..........................      (12)     1.50 -  2.50      2.29
Options canceled...........................     (212)     1.25 - 16.00      3.01
                                              ------     -------------    ------
Outstanding, December 31, 1998.............    1,742      1.25 - 16.00      2.46
                                              ------     -------------    ------
Options granted............................    2,586      2.44 - 10.81      4.72
Options exercised..........................     (136)     1.25 -  4.50      2.47
Options canceled...........................     (822)     1.25 -  4.50      2.52
                                              ------     -------------    ------
Outstanding, December 31, 1999.............    3,370     $1.25 - 16.00    $ 4.18
                                              ======     =============    ======
Exercisable, December 31, 1999.............      590     $1.25 - 16.00    $ 2.68
                                              ======     =============    ======
Exercisable, December 31, 1998.............      282     $1.25 - 16.00    $ 2.96
                                              ======     =============    ======
Exercisable, December 31, 1997.............      115     $1.50 - 16.00    $ 3.40
                                              ======     =============    ======

    The following detail pertains to outstanding options of the Company at December 31, 1999 (in thousands, except per share data):

                                                   WEIGHTED AVERAGE
          NUMBER           EXERCISE PRICE RANGE   EXERCISE PRICE PER                         WEIGHTED AVERAGE
            OF                  PER SHARE               SHARE              NUMBER OF        EXERCISE PRICE PER
          SHARES               OUTSTANDING           OUTSTANDING       SHARES EXERCISABLE   SHARE EXERCISABLE
   ---------------------   --------------------   ------------------   ------------------   ------------------
            65               $ 1.25 - $ 1.60             $1.32                  33                 $1.39
           2,531               1.60 -   3.20              2.51                 529                  2.42
            16                 3.20 -   4.80              4.50                  16                  4.50
            74                 4.80 -   6.40              5.94                  --                    --
             5                 6.40 -   8.00              7.83                   2                  7.81
            139                8.00 -   9.60              8.63                  --                    --
            526                9.60 -  11.20             10.77                  --                    --
            14                14.40 -  16.00             16.00                  10                 16.00
   ---------------------     ---------------             -----                 ---                 -----
           3,370             $ 1.25 - $16.00             $4.18                 590                 $2.68
   =====================     ===============             =====                 ===                 =====

    In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-

                             PRIMIX SOLUTIONS INC.

only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1997, 1998 and 1999 are as follows:

                                      1997                  1998                  1999
                               -------------------   -------------------   -------------------
Risk-free interest rate......         5.80%--6.40%          4.18%--5.63%          4.60%--6.19%
Expected dividend yield......          --                    --                    --
Expected life................        5 years               5 years               5 years
Expected volatility..........         100%                  100%                  100%

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The total fair value of the options granted during 1997, 1998 and 1999 was computed as approximately $4,392,000, $1,793,000 and $9,440,000, respectively. Of these amounts, approximately $1,355,000, $1,177,000 and $5,916,000 would have been charged to operations for the years ended December 31, 1997, 1998 and 1999, respectively. The remaining amount would be amortized over the remaining vesting periods.

    The pro forma net loss and pro forma basic and diluted net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

    The pro forma effect of SFAS No. 123 for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands, except per share data):

                                               1997                      1998                      1999
                                      -----------------------   -----------------------   -----------------------
                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                      -----------   ---------   -----------   ---------   -----------   ---------
Net loss............................    $(7,637)     $(8,992)     $(4,202)     $(5,379)     $(6,423)    $(12,339)
Basic and diluted net loss per
  common share......................    $  (.52)     $  (.62)     $  (.29)     $  (.37)     $  (.44)    $   (.84)

    (D) WARRANTS

    In February 1996, the Company issued a warrant to purchase 23,333 shares of common stock at a price of $8.31 per share in connection with a financing agreement. The warrant is exercisable in whole or in part at any time on or before February 15, 2003.

    (E) EMPLOYEE STOCK PURCHASE PLAN

    On May 17, 1996, the stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). The Company has reserved 150,000 shares for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of

                             PRIMIX SOLUTIONS INC.

their total compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During 1998 and 1999, the Company issued approximately 47,000 and 58,000 shares of common stock under the ESPP, respectively.

4. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

    As of December 31, 1999, the Company had available net operating loss carryforwards of approximately $29,003,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. The Company has completed several financings since it's inception and believes that an ownership change as defined by The Tax Reform Act of 1986 has occurred. The Company has not yet determined the extent of any net operating loss carryforward limitations.

    The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                             1998       1999
                                                           --------   --------
Net operating loss carryforwards.........................  $10,376    $11,601
Other temporary differences..............................      980        745
Credit carryforwards.....................................      217        217
                                                           -------    -------
                                                            11,573     12,563
Valuation allowance......................................  (11,573)   (12,563)
                                                           -------    -------
Net deferred tax asset...................................  $    --    $    --
                                                           =======    =======

    It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax asset is required as of December 31, 1998 and 1999, respectively.

5. RELATED-PARTY TRANSACTIONS

    (A) NOTES RECEIVABLE

    In February 1998, the Company loaned $150,000 to one of the Company's executive officers. Interest was payable quarterly at an annual rate of 6.5%. The note was secured by 100,000 shares of common stock of the Company owned by the executive officer. The note was paid in full in January 2000.

    In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to two employees of the Company who were subsequently appointed as officers of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum. On September 20, 1999, one of the $75,000 notes was cancelled and a new promissory note totaling $250,000

                             PRIMIX SOLUTIONS INC.

was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. This note is due on September 30, 2029. In January 2000, the remaining $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029.

    (B) AVIX VENTURES, L.P.

    The Company's Chairman and Chief Executive Officer is a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company. The Chairman and Chief Executive Officer received no compensation for the services he provided to the Company during 1998 and 1999 other than a stock option to purchase 300,000 shares of the Company's common stock granted on September 16, 1999.

6. EMPLOYEE BENEFIT PLAN

    The Company's employees participate in an employee benefit plan under
Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). The 401(k) Plan is available to substantially all employees. The 401(k) Plan allows for employees to make contributions up to a specified percentage of their compensation. For all participants, the Company contributes 25% of the first 6% of employees' pay contributed to the 401(k) Plan. The Company contributed approximately $58,000, $38,000, and $92,000 under these plans during the years ended December 31, 1997, 1998 and 1999, respectively.

    Advis had a separate 401(k) profit sharing plan, which covered substantially all employees who met minimum service requirements. As of January 1, 1999, all Advis employees meeting the minimum service requirements were eligible to participate in the Company's 401(k) plan. The Company merged the assets of the Advis plan with their plan in May 1999.

7. LEASE COMMITMENTS

    The Company leases its office facilities and certain office equipment under operating leases expiring at various dates through 2002. Rent expense totaled approximately $590,000, $483,000 and $795,000 for the years ended December 31, 1997, 1998 and 1999, respectively. In connection with the acquisition of Advis (see Note 2), the Company is responsible for Advis' lease of its office facility which expires in August 2002. Prior to the acquisition, Advis subleased a portion of their office facility through May 1999. During 1999, the Company entered into additional subleases expiring in August 2002 for the space previously occupied by Advis.

    In addition, the Company acquired certain equipment under capital leases in the Advis acquisition. These leases were paid in full in 1999.

                             PRIMIX SOLUTIONS INC.

    The following is a summary of future minimum payments under operating leases with noncancelable terms with a remaining term in excess of one year as of December 31, 1999 (in thousands):

                                                           DEDUCT
                                                          SUBLEASE   NET RENTAL
                                            COMMITMENTS   RENTALS    COMMITMENTS
                                            -----------   --------   -----------
2000......................................    $  789        $188        $601
2001......................................       331         198         133
2002......................................       126         126          --
                                              ------        ----        ----
Total minimum lease payments..............    $1,246        $512        $734
                                              ======        ====        ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

    Set forth below is certain information regarding the Directors of the Company based on information furnished by them to the Company.

                                                                        DIRECTOR
NAME                                                         AGE         SINCE
----                                                       --------   ------------
CLASS I--TERM EXPIRES 2000
Ofer Nemirovsky..........................................     40      March 1996
Lennart Mengwall.........................................     57      May 1997

CLASS II--TERM EXPIRES 2001
Kevin Azzouz.............................................     40      May 1997

CLASS III--TERM EXPIRES 2002
Robert Hedges............................................     42      October 1998

    The principal occupation and business experience for at least the last five years of each Director of the Company is set forth below.

    Lennart Mengwall has served as Chairman of the Board and Chief Executive Officer since May 1997. Mr. Mengwall was President from May 1997 until December 1999. Mr. Mengwall is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company.

    Kevin Azzouz has served as a Director of the Company since May 1997. From 1994 to March 1996, Mr. Azzouz served as the President and Chief Operating Officer of Arcada Software. Mr. Azzouz is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company.

    Robert Hedges has served as a Director of the Company since October 1998. Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet Financial Group ("Fleet"). From 1995 to 1997, Mr. Hedges served as Fleet's Director of Direct Financial Services Group.

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

NAME                                       AGE                              POSITION
----                                     --------   --------------------------------------------------------
Lennart Mengwall.......................     57      Chairman of the Board and Chief Executive Officer
Michael D. Troiano.....................     33      President
Joseph W. Seebach......................     38      Executive Vice President
David W. Chapman.......................     36      Chief Financial Officer, Treasurer and Secretary
Byung C. Choi..........................     41      Senior Vice President of Operations

    The principal occupation and business experience for the last five years of the Company's executive officers, other than such officers who also served as Directors, is set forth below.

    Michael D. Troiano was appointed as the Company's President in December 1999 and served as Senior Vice President of Business Development from January 1999 to December 1999. Mr. Troiano co-founded a strategic Internet services firm, Brandscape, in 1996, acting as the firm's CEO from 1996 to December 1998. He was named CEO of Ogilvy & Mather Direct Interactive Marketing Group in 1994, and led the re-launch of the group as Ogilvy & Mather Interactive in 1995.

    Joseph W. Seebach joined the Company as Senior Vice President in July 1997 and assumed the position of President of Software Products Group in October 1997. After the Company consolidated its operations to one business unit, Mr. Seebach was appointed to Senior Vice President of Sales & Marketing and in March 1998 to the position of Executive Vice President. Prior to joining the Company, Mr. Seebach served as General Manager, Consumer Products Division of Seagate Software from January 1997 to July 1997, Vice President, Strategic Accounts of Seagate Software from 1996 to 1997, and Vice President, Strategic Business of Arcada Software from 1994 to 1996.

    David W. Chapman was appointed as the Company's Chief Financial Officer in March 1998 and had previously served as the Controller of the Company since September 1995. Mr. Chapman was appointed as Secretary of the Company in February 1998. From December 1993 to August 1995, Mr. Chapman was the Accounting Manager of Astrum International.

    Byung C. Choi joined the Company in January 1999 as the Senior Vice President of Operations and was appointed as officer in December 1999. Mr. Choi co-founded a strategic Internet services firm, Brandscape, in 1996, acting as the firm's Chief Operating Officer from 1996 to December 1998. Mr. Choi was the Chief Operating Officer of Ogilvy & Mather Interactive in 1995.

    Each of the officers holds his respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

    The Company's directors and executive officers and their principal occupations are set forth below:

NAME                                                     PRINCIPAL OCCUPATION
----                           -------------------------------------------------------------------------
Kevin Azzouz.................  Partner, Avix Associates, L.P.

Robert Hedges................  Managing Director, Retail Distribution Group, Fleet Financial Group

Ofer Nemirovsky..............  Managing Director, HVP Partners, LLC

Lennart Mengwall.............  Chairman and Chief Executive Officer, Primix Solutions Inc. and Partner,
                               Avix Associates, L.P.

Michael D. Troiano...........  President, Primix Solutions Inc.

Joseph Seebach...............  Executive Vice President, Primix Solutions Inc.

David Chapman................  Chief Financial Officer, Treasurer and Secretary, Primix Solutions Inc.

Byung C. Choi................  Senior Vice President of Operations, Primix Solutions Inc.

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

    Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during its fiscal year 1999, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, with the exception of Robert Hedges and Ofer Nemirovsky who did not timely file Forms 5 with respect to the annual grant of options to purchase 1,700 shares of Common Stock on January 1, 1999, and Lennart Mengwall, Michael Troiano, David Chapman, and Joseph Seebach who also did not timely file Form 5 with respect to their grant of options to purchase the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    Directors who are officers or employees of the Company receive no compensation for service as Directors. Generally, Directors who are not officers or employees of the Company receive such compensation for their services as the Board may from time to time determine. Each of Ofer Nemirovsky and Robert Hedges (a "Non-Employee Directors") received fees of $2,550 and $1,300, respectively for meetings attended during the Company's fiscal year. Each continuing Non-Employee Director also automatically receives on January 1 of each year an option to purchase 1,700 shares of Common Stock at an exercise price per share equal to the fair market value of the underlying Common Stock as determined under the Company's 1996 Plan. Each of these options vests annually in equal installments over a four-year period and expires ten years from the date of grant. All Directors are reimbursed for expenses incurred in connection with attendance at meetings.

EXECUTIVE COMPENSATION

    The following sections set forth and describe the compensation paid or awarded to the Company's Chief Executive Officer and the other most highly compensated executive officers who earned in excess of $100,000 during Fiscal 1999 ("named executive officers").

    SUMMARY COMPENSATION. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other named executive officers during each of the fiscal years ended
December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                 ANNUAL             AWARDS
                                                              COMPENSATION        SECURITIES
                                                          --------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR     SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
---------------------------                    --------   ---------   --------   ------------   ------------------
Lennart Mengwall, Chairman of the Board,
  Chief Executive Officer and President......    1999           --         --            --               --
                                                 1998           --         --            --               --
                                                 1997           --         --            --               --

Michael D. Troiano, President (3)............    1999      120,192     66,583            --           12,505

Joseph W. Seebach, Executive Vice
  President..................................    1999      150,481    112,375            --               --
                                                 1998      161,654     62,560            --               --
                                                 1997       83,078     75,000       350,000               --

David W. Chapman, Chief Financial Officer,
  Treasurer and Secretary (2)................    1999      115,369     46,640            --            2,331
                                                 1998      112,654     16,705                          1,941

Byung C. Choi, Senior Vice President of
  Operations (3).............................    1999      120,192     66,583            --           84,491

------------------------

(1) Represents Company contributions to the Company's 401(k) plan on behalf of the executives.

(2) Mr. Chapman was not an executive officer of the Company during 1997.

(3) Mr. Troiano and Mr. Choi joined the Company during 1999. Included in All Other Compensation are relocation expenses totaling $10,433 and $82,419 for Mr. Troiano and Mr. Choi, respectively.

    OPTION GRANTS. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to the named executive officers of the Company who received options during Fiscal 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                             ----------------------------------------------------
                                          PERCENT OF
                                            TOTAL
                                           OPTIONS                                  POTENTIAL REALIZABLE
                             NUMBER OF     GRANTED     EXERCISE                       VALUE AT ASSUMED
                             SECURITIES       TO        RATES                         APPRECIATION FOR
                             UNDERLYING   EMPLOYEES    OR BASE                         OPTION TERM(1)
                              OPTIONS     IN FISCAL     PRICE                       ---------------------
NAME                         GRANTED(#)      YEAR       ($/SH)    EXPIRATION DATE    5%($)       10%($)
----                         ----------   ----------   --------   ---------------   --------   ----------
Lennart Mengwall...........   300,000      11.6%        $2.94         9/16/09       $546,489   $1,392,275
Michael D. Troiano.........    70,000       2.7          2.44         3/11/09        107,327      271,988
                                7,500       0.3          2.44          4/8/09         11,499       29,142
                               22,500       0.9          2.56         5/14/09         36,267       91,907
                              100,000       3.9         10.56        12/17/09        735,484    1,796,817
Joseph W. Seebach..........    50,000       1.9          2.44         3/11/09         76,662      194,277
David W. Chapman...........    32,493       1.3          2.44         3/11/09         49,820      126,253
Byung C. Choi..............    70,000       2.7          2.44         3/11/09        107,327      271,988
                                7,500       0.3          2.44          4/8/09         11,499       29,142
                               22,500       0.9          2.56         5/14/09         36,267       91,907

------------------------

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

    OPTION EXERCISES AND OPTION VALUES. The following table sets forth information concerning the number of underlying shares and value of unexercised options to purchase Common Stock of the Company held by the named executive officers as of December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS AT                 IN-THE-MONEY OPTIONS
                           SHARES                        DECEMBER 31, 1999 (#)       AT DECEMBER 31, 1999 ($) (1)
                        ACQUIRED ON       VALUE       ---------------------------   ------------------------------
NAME                    EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
----                    ------------   ------------   -----------   -------------   -----------      -------------
Lennart Mengwall......    $    --        $     --            --        300,000       $     --         $1,687,500
Michael D. Troiano....         --              --            --        200,000             --            609,688
Joseph Seebach........     20,000         148,130       120,625        159,375        716,271            955,719
David Chapman.........     12,000          91,712        12,175         50,825         74,320            310,934
Byung C. Choi.........         --              --            --        100,000             --            609,688

------------------------

(1) Based on the last reported sale price on the Nasdaq National Market on December 31, 1999 of $8.563 less the option exercise price. Options are in-the-money if the fair market value of the shares covered thereby is greater than the option exercise price.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

    The Company has entered into offer letter agreements with each of its executive officers (other than Lennart Mengwall, the Company's Chairman and Chief Executive Officer), providing for base salary, bonus, incentive compensation and relocation expense reimbursement, as applicable.

    Under an agreement dated in September 1999, Lennart Mengwall is entitled to the acceleration of all options, in the event of (i) a termination of employment for any reason other than gross misconduct or (ii) a "change in control" of the Company, as defined in the agreement.

    Under an agreement dated July 8, 1997, Joseph Seebach is entitled to receive certain severance benefits, including base salary for one year and the acceleration of certain options, in the event of a termination of employment within eighteen months of a change of control. In March 1999, new options were granted to Mr. Seebach and the previous options were amended to be accelerated in the event of (i) a termination of employment for any reason other than gross misconduct or (ii) a "change in control" of the Company, as defined in the agreement.

    Under an agreement dated February 26, 1998, David W. Chapman is entitled to receive his base salary and continued medical and dental benefits for six months after termination of his employment for any reason other than gross misconduct. Under an agreement dated in March 1999, Mr. Chapman is entitled to the acceleration of all options, in the event of (i) a termination of employment for any reason other than gross misconduct or (ii) a "change in control" of the Company, as defined in the agreement.

    Under an agreement dated in January 1999, Byung C. Choi is entitled to receive his base salary for six months after termination of his employment for any reason other than gross misconduct.

    Under an agreement dated in January 1999, Michael D Troiano is entitled to receive his base salary for six months after termination of his employment for any reason other than gross misconduct.

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

    Kevin Azzouz was the Acting Chief Executive Officer, President and Treasurer of the Company from June 1997 to October 1997. All Directors participated in deliberations of the Company's Board of Directors concerning executive compensation during the Company's fiscal year 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of the date indicated by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 1999, (ii) each of the Company's Directors as of March 20, 2000,
(iii) each of the named executive officers as of March 20, 2000 and (iv) the Company's executive officers and Directors as a group as of March 20, 2000.

OWNERSHIP(2)

                                                                   BENEFICIAL
                                                              --------------------
NAME OF BENEFICIAL OWNER(1)                                   SHARES(1)   PERCENT
---------------------------                                   ---------   --------
Avix Ventures, L.P.(3)......................................  7,748,871     50.5%
160 West 66th Street
New York, NY 10023

Officers and Directors:
Lennart Mengwall (4)........................................  8,048,871     52.5%
Michael D. Troiano (5)......................................     30,875        *
Joseph W. Seebach (6).......................................    354,056      2.3%
David W. Chapman (7)........................................     34,189        *
Byung C. Choi (8)...........................................     29,875        *
Robert Hedges (9)...........................................      3,156        *
Ofer Nemirovsky (10)........................................    489,359      3.2%
Kevin Azzouz (11)...........................................  7,748,871     50.5%
All directors and executive officers as a group (8 persons)   8,990,381     58.6%
  (12)......................................................

------------------------

   * Represents less than 1% of the outstanding shares.

 (1) Information with respect to beneficial owners of more than 5% of the outstanding shares of Common Stock is based solely on information provided to the Company and reported to the Commission on Schedules 13G filed as of February 14, 2000.

 (2) All percentages have been determined as of March 20, 2000, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. As of March 20, 2000, a total of approximately 15,339,164 shares of Common Stock were issued and outstanding and options to acquire a total of 622,634 shares of Common Stock were exercisable within 60 days.

 (3) As reported on Schedule 13D/A filed with the Securities and Exchange Commission on June 24, 1997 by Avix Ventures, L.P., of which Avix Associates, L.P. is the general partner, of which Lennart Mengwall and Kevin Azzouz are general partners.

 (4) Represents 7,748,871 shares held by Avix Ventures, L.P. and 300,000 shares beneficially owned by Mr. Mengwall. Mr. Mengwall is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

 (5) Includes 29,375 shares that Mr. Troiano may acquire upon exercise of stock options within 60 days of March 20, 2000.

 (6) Includes 102,656 shares that Mr. Seebach may acquire upon exercise of stock options within 60 days of March 20, 2000.

 (7) Includes 10,520 shares that Mr. Chapman may acquire upon exercise of stock options within 60 days of March 20, 2000.

 (8) Includes 29,875 shares that Mr. Choi may acquire upon exercise of stock options within 60 days of March 20, 2000.

 (9) Includes 3,156 shares that Mr. Hedges may acquire upon exercise of stock options within 60 days of March 20, 2000.

 (10) Includes (i) 457,280 shares held by Hancock Venture Partners IV-Direct Fund L.P. and 24,067 shares held by Falcon Ventures II, L.P., the respective general partners of which Mr. Nemirovsky is a general partner, but as to which Mr. Nemirovsky disclaims beneficial ownership, and
      (ii) 8,012 shares of
      which Mr. Nemirovsky may acquire upon exercise of stock options within 60 days after March 20, 2000.

 (11) Represents shares held by Avix Ventures, L.P. Mr. Azzouz is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

 (12) Includes 183,594 shares that may be acquired upon exercise of stock options within 60 days of March 20, 2000.

MARKET VALUE

    On December 31, 1999, the closing price of a share of the Company's Common Stock on the Nasdaq National Market was $8.563.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On February 3, 1998, the Company issued a promissory note in the amount of $150,000 to Joseph W. Seebach, the Company's Executive Vice President. The promissory note was secured by a perfected, first priority security interest in 100,000 shares of the Company's common stock owned by Mr. Seebach. The promissory note was payable on December 31, 1999 and bore interest at a rate of six and one-half percent per annum. The note was paid in full in January 2000.

    In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to Michael D. Troiano, who was appointed as the Company's President in December 1999, and to Byung C. Choi, the Company's Senior Vice President of Operations, who was appointed as executive officer in December 1999. The promissory notes were due on December 31, 2001 and bore interest at a rate of 6.75% per annum. On September 20, 1999, the $75,000 note to Mr. Choi was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. This note is due on September 30, 2029. In January 2000, the $75,000 note to
Mr. Troiano was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029.

    Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet. During 1999, Fleet paid to Primix approximately $318,900 for professional services rendered in the normal course of business.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS:

    Reference is made to the Index set forth on page 17 of this Annual Report on Form 10-K.

    (a)(2) FINANCIAL STATEMENTS SCHEDULES:

                                                                PAGE
                                                              --------
Schedule II--Valuation and Qualifying Accounts..............    S-2

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

    (a)(3) EXHIBITS. Exhibits 10.1 through 10.3, 10.19 through 10.23, and 10.25 through 10.32 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report.

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
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

10.13A                  Amendment No. 1 to Series B Convertible Preferred Stock
                        Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company(3)

10.14 Series B Convertible Preferred Stock Purchase Agreement dated March 6, 1996 among the Company and the purchasers named therein(1)

10.15                   Registration Rights Agreement dated March 6, 1996 among the
                        Company and the investors named therein(1)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
10.16                   Series C Convertible Preferred Stock Purchase Agreement
                        dated as of March 29, 1996 among the Company and the
                        purchasers named therein(1)

10.17                   Registration Rights Agreement dated as of March 29, 1996
                        among the Company and the investors named therein(1)

10.18 Stock Purchase Agreement dated as of April 22, 1997 by and among Avix Ventures, L.P. and the named Sellers therein(5)

10.19                   Letter agreement dated as of July 8, 1997 by and between the
                        Company and Joseph Seebach.(9)

10.20                   Promissory Note for $150,000 dated as of February 3, 1998
                        from Joseph Seebach for the benefit of the Company.(9)

10.21 Stock Pledge Agreement dated as of February 3, 1998 by and between the Company and Joseph Seebach.(9)

10.22                   Letter agreement dated as of February 9, 1998 by and between the Company and Peter Marton.(9)

10.23 Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman.(9)

10.24 Agreement and Plan of Merger dated as of December 31, 1998 by and among the Company, Advis Acquisition Corporation, Advis, Inc. and David S. Buck. (7)

10.25*                  Promissory Note for $250,000 dated as of September 20, 1999 from Byung C. Choi for the benefit of the Company.

10.26*                  Stock Pledge Agreement dated as of September 20, 1999 by and between the Company and Byung C. Choi.

10.27*                  Amendment to Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and David Chapman.

10.28*                  Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman.

10.29*                  Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach.

10.30*                  Non-Qualified Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and Joseph Seebach.

10.31*                  Incentive Stock Option Agreement dated as of September 16,
                        1999 by and between the Company and Lennart Mengwall.

10.32*                  Non-Qualified Stock Option Agreement dated as of
                        September 16, 1999 by and between the Company and Lennart
                        Mengwall.

10.33                   Agreement and Plan of Merger dated as of December 3, 1999 by and among the Company, Black Bean Studios, Inc., Claudio
                        Luis Vera and Alisha Haydn Vera.(8)

21                      List of Subsidiaries(9)

23*                     Consent of Arthur Andersen LLP

27*                     Financial Data Schedule

------------------------

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1999.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1999.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1999 (File
    No. 000-20789) and incorporated herein by reference thereto.

*   Filed herewith.

    A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED WITHOUT CHARGE BY WRITTEN REQUEST TO THE COMPANY'S SECRETARY, DAVID W. CHAPMAN, PRIMIX SOLUTIONS, INC., ONE ARSENAL MARKETPLACE, WATERTOWN, MA 02472.

    (b) REPORTS ON FORM 8-K. On December 15, 1999, the Registrant filed a report on Form 8-K.

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

                                                       PRIMIX SOLUTIONS INC.

                                                       By:             /s/ LENNART MENGWALL
                                                            -----------------------------------------
                                                                         Lennart Mengwall
                                                                    Chairman of the Board and
                                                                     Chief Executive Officer

Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman and Chief
                /s/ LENNART MENGWALL                     Executive Officer
     -------------------------------------------         (Principal Executive         March 30, 2000
                  Lennart Mengwall                       Officer & Director)

                                                       Chief Financial Officer,
                /s/ DAVID W. CHAPMAN                     Treasurer and Secretary
     -------------------------------------------         (Principal Financial and     March 30, 2000
                  David W. Chapman                       Accounting Officer)

                  /s/ KEVIN AZZOUZ                     Director                       March 30, 2000
     -------------------------------------------
                    Kevin Azzouz

                  /s/ ROBERT HEDGES                    Director                       March 30, 2000
     -------------------------------------------
                    Robert Hedges

                 /s/ OFER NEMIROVSKY                   Director                       March 30, 2000
     -------------------------------------------
                   Ofer Nemirovsky

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Primix Solutions Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Primix Solutions Inc. as of December 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, included in this Form 10-K, and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000

                                                                     SCHEDULE II
                             PRIMIX SOLUTIONS INC.

                        VALUATION OF QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                     BALANCE AT
                                                    BEGINNING OF   BAD DEBT                 BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS                        PERIOD      EXPENSE    RECOVERIES   END OF PERIOD
-------------------------------                     ------------   --------   ----------   -------------
Year ended December 31, 1997......................     $   283       $ --        $(233)        $  50
Year ended December 31, 1998......................          50         42           --            92
Year ended December 31, 1999......................          92         --          (42)           50

                                                     BALANCE AT    CHARGED
                                                    BEGINNING OF      TO                    BALANCE AT
RESTRUCTURING RESERVE                                  PERIOD      EXPENSE     PAYMENTS    END OF PERIOD
---------------------                               ------------   --------   ----------   -------------
Year ended December 31, 1997......................     $    --       $665        $(478)        $ 187
Year ended December 31, 1998......................         187         --         (187)           --
Year ended December 31, 1999......................          --         --           --            --