Form 10-Q
period 2000-03-31
PRIMIX
filed 2000-05-15
CIK 1011255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20789

                            ------------------------

                             PRIMIX SOLUTIONS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3249618
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

ONE ARSENAL MARKETPLACE, SECOND FLOOR,                        02472
       WATERTOWN, MASSACHUSETTS                             (zip code)
    (Address of principal executive
               offices)

                                 (617) 923-6500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__    NO ______

  As of May 8, 2000, there were 15,339,164 shares of registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PRIMIX SOLUTIONS INC.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999
          and March 31, 2000 (unaudited).............................          3

         Condensed Consolidated Statements of Operations for the
          three months ended
          March 31, 1999 and 2000 (unaudited)........................          4

         Condensed Consolidated Statements of Cash Flows for the
          three months ended
          March 31, 1999 and 2000 (unaudited)........................          5

         Notes to Condensed Consolidated Financial Statements
          (unaudited)................................................          6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and
         Results of Operations.......................................          8

Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk.......................................................         10

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................         11

Signatures...........................................................         12

PART I--FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PRIMIX SOLUTIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         2000
                                                              ------------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 5,685      $ 3,428
  Marketable securities.....................................      12,855       13,209
  Accounts receivable, net..................................       3,552        4,440
  Prepaid expenses and other current assets.................         501          970
  Note receivable from related party........................         150           --
                                                                 -------      -------
    Total current assets....................................      22,743       22,047
Property and equipment, net.................................         456          733
Goodwill, net...............................................       3,812        3,726
Notes receivable from related parties.......................         325          500
                                                                 -------      -------
    Total assets............................................     $27,336      $27,006
                                                                 =======      =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   967      $ 1,723
  Accrued expenses..........................................       1,916        2,267
                                                                 -------      -------
    Total current liabilities...............................       2,883        3,990
Stockholders' equity:
  Common stock..............................................          15           15
  Treasury stock............................................      (1,296)        (512)
  Additional paid-in capital................................      60,219       59,855
  Accumulated deficit.......................................     (34,485)     (36,342)
                                                                 -------      -------
    Total stockholders' equity..............................      24,453       23,016
                                                                 -------      -------
    Total liabilities and stockholders' equity..............     $27,336      $27,006
                                                                 =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   UNAUDITED
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revenue:
  Professional services.....................................  $ 1,940    $  5,013

Operating expenses:
  Professional services.....................................    1,435       3,053
  Sales and marketing.......................................      534       1,614
  General and administrative................................    1,136       2,118
  Research and development..................................       --         223
  Amortization of goodwill..................................       55          92
                                                              -------    --------
    Total operating expenses................................    3,160       7,100
                                                              -------    --------
Operating loss..............................................   (1,220)     (2,087)
Interest income, net........................................      298         230
                                                              -------    --------
Net loss....................................................  $  (922)   $ (1,857)
                                                              =======    ========
Basic and diluted net loss per common share.................  $ (0.06)   $  (0.12)
                                                              =======    ========
Basic and diluted weighted average shares outstanding.......   14,618      14,879
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   UNAUDITED
                                                              THREE MONTHS ENDED
                                                                  MARCH 31 ,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $  (922)   $(1,857)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      279        146
    Changes in operating assets and liabilities:
      Accounts receivable...................................      532       (888)
      Prepaid expenses and other current assets.............       17       (468)
      Accounts payable......................................     (431)       756
      Other current liabilities.............................     (476)       350
      Deferred revenue......................................       14         --
                                                              -------    -------
Net cash used in operating activities.......................     (987)    (1,961)
                                                              -------    -------
Cash flows from investing activities:
  Sales (purchases) of marketable securities, net...........   (1,517)      (354)
  Purchases of property and equipment.......................      (65)      (331)
  Additional purchase price of Black Bean Studios, Inc......       --         (6)
  Increase in other assets..................................     (150)       (25)
                                                              -------    -------
Net cash used in investing activities.......................   (1,732)      (716)
                                                              -------    -------
Cash flows from financing activities:
  Payment of note payable to related party..................     (204)        --
  Proceeds from the exercise of stock options...............       --        313
  Proceeds from common stock purchased through employee
    stock purchase plan.....................................       29        107
  Payment of capital lease obligations......................      (17)        --
                                                              -------    -------
Net cash (used in) provided by financing activities.........     (192)       420
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (2,911)    (2,257)
Cash and cash equivalents, beginning of period..............   26,693      5,685
                                                              -------    -------
Cash and cash equivalents, end of period....................  $23,782    $ 3,428
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

    The results of operations for the reported 2000 period are not necessarily indicative of the results to be achieved for the entire year ending
December 31, 2000.

2. ACQUISITION OF BLACK BEAN STUDIOS, INC.

    On December 3, 1999, the Company acquired Black Bean Studios, Inc. ("Black Bean"), a privately held Boston, Massachusetts based design boutique specializing in digital media, which augmented the depth and breadth of the Company's capabilities in developing highly effective user interfaces at the front end of e-Business solutions.

    The transaction has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the operating results of Black Bean are included in the Company's consolidated financial statements effective December 4, 1999. The excess purchase price over the net assets acquired of $1.9 million has been recorded as goodwill and is being amortized over its estimated useful life of 10 years.

3. RECLASSIFICATION OF FINANCIAL STATEMENTS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

4. COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

    In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares were approximately 2,198,000 and 3,057,000 at March 31, 1999 and 2000, respectively) would be antidilutive.

5. OTHER ASSETS

    In March 1999, the Company issued a promissory note in the amount of $75,000 to Michael Troiano, who was appointed the Company's President in December 1999. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

7. SEGMENT DISCLOSURE AND CONCENTRATION OF CREDIT RISK/SIGNIFICANT CUSTOMERS

    SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 1999, one customer accounted for approximately 42% of total accounts receivable. At March 31, 2000, four customers accounted for 24%, 19%,12% and 11% of total accounts receivable. Two customers accounted for 21% and 15% of total revenue for the three months ended March 31, 1999. Four customers accounted for 21%, 19%, 12% and 10% of total revenue for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 15 of the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    As of March 31, 2000, the Company's total headcount was 151 compared to 90 as of March 31, 1999.

RESULTS OF OPERATIONS

REVENUE

    Professional services revenue increased by $3.1 million to $5.0 million for the three months ended March 31, 2000 from $1.9 million for the comparable quarter in 1999. This increase was the result of increases in both the size and number of consulting engagements serviced and the increase in the number of billable consultants. Billable headcount increased from 63 at March 31, 1999 to 102 at March 31, 2000.

PROFESSIONAL SERVICES

    The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased to $3.1 million, or 61% of revenue, for the three months ended March 31, 2000 from $1.4 million, or 74% of revenue, for the comparable prior year period. The absolute dollar increase is primarily due to increased headcount, an increased usage of third party consultants and increased travel costs. Professional services expenses decreased as a percentage of revenue mainly due to higher utilization rates of the professional staff. Professional services headcount increased from 63 at March 31, 1999 to 102 at March 31, 2000. The Company expects professional services expenses to increase during the remainder of 2000 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $1.6 million, or 32% of revenue, for the three months ended March 31, 2000 from $534,000, or 28% of revenue, for the comparable prior year period. The increase is primarily due to increased headcount, increases in advertising, public relations and direct mailing costs, and commissions as a result of higher revenue levels. The Company expects sales and marketing expenses to increase during 2000 as the Company seeks to hire additional sales and marketing personnel and due to continued increases in advertising and promotional activities.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased to $2.1 million, or 42% of revenue, for the three months ended March 31, 2000 from $1.1 million, or 59% of revenue, for the comparable prior year period. The absolute dollar increase is primarily due to increased headcount-related costs and increased recruiting and consulting fees. General and administrative headcount increased from 16 at March 31, 1999 to 27 at March 31, 2000. The Company expects general and administrative expenses to increase during the remainder of 2000 to support the Company's expanding business.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of compensation and benefits for research and development personnel. Research and development expenses increased to $223,000, or 4% of revenue, for the three months ended March 31, 2000 from $0 for the comparable prior year period. The increase is due to the fact that there was no research and development group from January 1999 to September 1999. This group was formed in order to develop reusable code and other proprietary assets for the use within the solutions practice.

AMORTIZATION OF GOODWILL

    Amortization of goodwill of $92,000 and $55,000 for the three months ended March 31, 2000 and March 31,1999 respectively, is attributable to the acquisition of Advis, Inc. in December 1998 and Black Bean Studios, Inc. in December 1999.

INTEREST INCOME, NET

    Interest income, net decreased to $230,000 for the three months ended
March 31, 2000 from $298,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities utilized approximately $2.0 million for the three months ended March 31, 2000, resulting primarily from the net loss and the growth in accounts receivable offset by the increase in accounts payable. At March 31, 2000, cash, cash equivalents and marketable securities totalled
$16.6 million, a $1.9 million decrease from December 31, 1999.

    The Company's investing activities, which primarily consisted of net purchases of short-term marketable securities and purchases of computer equipment, utilized approximately $716,000 for the three months ended March 31, 2000.

    The Company's financing activities, which mainly consisted of proceeds from the exercise of stock options and from the issuance of common stock for the employee stock purchase plan, provided approximately $420,000 for the three months ended March 31, 2000.

    In March 1999, the Company issued a promissory note in the amount of $75,000 to Michael Troiano, who was appointed as the Company's President in December 1999. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to efficiently consolidate the operations of Black Bean Studios, Inc., the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

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

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27.1 Financial Data Schedule

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000
                                                      PRIMIX SOLUTIONS INC.

                                                      /s/ DAVID W. CHAPMAN
                                                      ------------------------------------------------
                                                      David W. Chapman
                                                      Chief Financial Officer and Principal Financial
                                                      Officer