Form 10-Q
period 2000-06-30
PRIMIX
filed 2000-08-14
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


      X       Quarterly report pursuant to Section 13 or 15(d)
     ---      of the Securities Exchange Act of 1934 for the
              quarterly period ended June 30, 2000 or

              Transition report pursuant to Section 13 or 15(d)
     --- of the Securities Exchange Act of 1934 for the transition period from _________ to __________.

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

     As of August 8, 2000, there were 16,339,164 shares of registrant's Common Stock outstanding.

                              Primix Solutions Inc.

                                Table of Contents


PART I - FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 2000 (unaudited)          3

         Condensed Consolidated Statements of Operations for the three and six months ended
         June 30, 1999 and 2000 (unaudited)                                                                4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 2000 (unaudited)                                                                5

         Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)


                                                                     December 31,            June 30,
                                                                         1999                  2000
                                                                     ------------            --------
                           Assets

Current assets:
  Cash and cash equivalents                                            $  5,685              $  2,784
  Marketable securities                                                  12,855                11,234
  Accounts receivable, net                                                3,552                 4,724
  Prepaid expenses and other current assets                                 501                   703
  Note receivable from related party                                        150                    --
                                                                       --------              --------
      Total current assets                                               22,743                19,445

Property and equipment, net                                                 456                 1,377

Other assets:
  Intangible assets, net                                                  3,812                 8,813
  Notes receivable from related parties                                     325                   500
                                                                       --------              --------
      Total other assets                                                  4,137                 9,313
                                                                       --------              --------
      Total assets                                                     $ 27,336              $ 30,135
                                                                       ========              ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                     $    967              $  1,173
  Accrued expenses                                                        1,916                 3,363
                                                                       --------              --------
      Total current liabilities                                           2,883                 4,536

Stockholders' equity:
  Common stock                                                               15                    16
  Treasury stock                                                         (1,296)                 (373)
  Additional paid-in capital                                             60,219                66,335
  Deferred compensation                                                      --                (1,475)
  Accumulated deficit                                                   (34,485)              (38,904)
                                                                       --------              --------
      Total stockholders' equity                                         24,453                25,599
                                                                       --------              --------
      Total liabilities and stockholders' equity                       $ 27,336              $ 30,135
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

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                            Unaudited                       Unaudited
                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                    ------------------------        -------------------------
                                                       1999          2000              1999           2000
                                                    ----------     ---------        ----------     ----------
 Revenue:
    Professional services                            $ 2,552        $ 5,338          $ 4,492        $10,351

 Operating expenses:
    Professional services                              2,169          3,573            3,604          6,626
    Sales and marketing                                  790          1,645            1,324          3,259
    Stock compensation                                    --             25               --             25
    General and administrative                         1,309          2,512            2,445          4,630
    Research and development                              --            185               --            408
    Amortization of intangible assets                     54            202              109            294
                                                     -------        -------          -------        -------
      Total operating expenses                         4,322          8,142            7,482         15,242
                                                     -------        -------          -------        -------

 Operating loss                                       (1,770)        (2,804)          (2,990)        (4,891)
 Interest income, net                                    278            242              576            472
                                                     -------        -------          -------        -------
 Net loss                                            $(1,492)       $(2,562)         $(2,414)       $(4,419)
                                                     =======        =======          =======        =======

Basic and diluted net loss per common
   share                                             $ (0.10)       $ (0.17)         $ (0.17)       $ (0.29)
                                                     =======        =======          =======        =======

Basic and diluted weighted average
  shares outstanding                                  14,621         15,246           14,620         15,063
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

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                       Unaudited
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                               1999                2000
                                                                            ----------          ----------
        Cash flows from operating activities:
           Net loss                                                          $ (2,414)           $(4,419)
           Adjustments to reconcile net loss to net cash used
               in operating activities:
               Depreciation and amortization                                      563                470
               Stock compensation                                                  --                 25
               Changes in operating assets and liabilities:
                  Accounts receivable                                            (686)              (244)
                  Prepaid expenses and other current assets                      (124)              (145)
                  Accounts payable                                                (70)                29
                  Other current liabilities                                      (173)               418
                  Deferred revenue                                                 (4)                --
                                                                             --------            -------
        Net cash used in operating activities                                  (2,908)            (3,866)
                                                                             --------            -------

        Cash flows from investing activities:
            Sales (purchases) of marketable securities, net                    (8,505)             1,621
            Purchases of property and equipment                                  (122)              (960)
            Purchase of Primant AB                                                 --               (205)
            Additional purchase price of Advis, Inc.                              (41)                --
            Additional purchase price of Black Bean Studios, Inc.                  --                 (6)
            Increase in other assets                                             (150)               (25)
                                                                             --------            -------
        Net cash (used in) provided by investing activities                    (8,818)               425
                                                                             --------            -------

        Cash flows from financing activities:
            Payment of note payable to related party                             (204)                --
            Proceeds from the exercise of stock options                            45                433
            Proceeds from common stock purchased through
              employee stock purchase plan                                         29                107
            Payment of capital lease obligations                                 (125)                --
                                                                             --------            -------
        Net cash (used in) provided by financing activities                      (255)               540
                                                                             --------            -------
        Net decrease in cash and cash equivalents                             (11,981)            (2,901)
        Cash and cash equivalents, beginning of period                         26,693              5,685
                                                                             --------            -------
        Cash and cash equivalents, end of period                             $ 14,712            $ 2,784
                                                                             ========            =======

In connection with the acquisition of Primant AB, the following non-cash transaction occurred:
  Fair value of net assets acquired                                                              $ 5,288
  Liabilities assumed                                                                                (83)
  Issuance of common stock                                                                        (5,000)
                                                                                                 -------
  Cash paid for acquisition                                                                      $   205
                                                                                                 =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

3.       ACQUISITION OF PRIMANT AB

         On May 31, 2000, the Company acquired Primant AB ("Primant"), a privately held Sweden - based internet solutions company specializing in Microsoft systems integrations, in order to augment the depth of its Microsoft technical capabilities and to better serve a growing base of international clients. On such date, the Company purchased all of the outstanding shares of Primant for 895,522 of the Company's common stock, which was valued at $5.00 per share, the fair market value of the stock on the acquisition date. The excess purchase price over the net assets acquired of approximately $5.3 million is being amortized over the estimated life of the acquired assets.

         On July 6, 2000, the Company issued 104,478 shares of common stock in exchange for shares of Primant issued upon the exercise of all outstanding stock options of Primant (the "Option Exchange"). The Company made a cash payment of approximately $205,000 in connection with the Option Exchange and the payment of the legal fees of the Primant optionholders

         In addition, the Company will issue 300,000 shares of common stock (the "Restricted Shares") to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to accelerated vesting over an 18-month period upon the achievement of certain performance objectives of Primant. As a result of the commitment to grant Awards in connection with the Primant acquisition, the Company recorded $1.5 million of deferred compensation. The Restricted Shares will be issued at a purchase price less than fair market value on the Primant acquisition date. On such date, the approximate difference between the purchase price and the fair market value was $5. Accordingly, the Company is amortizing the $1.5 million as stock compensation expense over a 5-year period. In the event these operating goals are met, resulting in the acceleration of these options, the Company will accelerate the amortization period.

         The transaction has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, the operating results of Primant are included in the Company's consolidated financial statements effective June 1, 2000.

4.       RECLASSIFICATION OF FINANCIAL STATEMENTS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

5.       COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

         In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares were approximately 2,240,000 and 3,140,000 at June 30, 1999 and 2000, respectively) would be antidilutive.

6.       OTHER ASSETS

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

         In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company. The note is secured by a security interest in 200,000 shares of the Company's common stock owned by the officer. The note is payable on July 21, 2001 and bears interest at a rate of 7.508% per annum.

         In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company. The note is secured by a security interest in 17,500 shares of the Company's common stock owned by the officer. The note is payable on July 25, 2001 and bears interest at a rate of 7.508% per annum.

7.       COMMITMENTS

         In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million. The Company expects to move into the new facility in November 2000 with a five - month free rental period, subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement.

8.       DEFERRED COMPENSATION

         For the three months ended June 30, 2000, the Company recorded $25,000 of stock compensation expense.

9.       COMPREHENSIVE INCOME

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

10.      SEGMENT DISCLOSURE AND CONCENTRATION OF CREDIT RISK/SIGNIFICANT
         CUSTOMERS

         SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 1999, one customer accounted for approximately 42% of total accounts receivable. At June 30, 2000, two customers accounted for 16% and 13% of total accounts receivable. Two customers accounted for 20% and 15% of total revenue for the three months ended June 30, 1999. Two customers accounted for 17% and 16 % of total revenue for the three months ended June 30, 2000. One customer accounted for 21% of total revenue for the six months ended June 30, 1999. Three customers accounted for 18%, 14% and 13% of total revenue for the six months ended June 30, 2000.

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

         As of June 30, 2000, the Company's total headcount was 216 compared to 94 as of June 30, 1999.

RESULTS OF OPERATIONS

REVENUE

         Professional services revenue increased by $2.7 million to $5.3 million for the three months ended June 30, 2000 from $2.6 million for the comparable quarter in 1999. For the six months ended June 30, 2000, total revenue increased by $5.9 million to $10.4 million from $4.5 million for the comparable prior year period. These increases were the result of increases in both the size and number of consulting engagements serviced and the increase in the number of billable consultants. Billable headcount increased from 60 at June 30, 1999 to 153 at June 30, 2000, with 53% of this increase due to the Primant acquisition on May 31, 2000.

PROFESSIONAL SERVICES

         The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased to $3.6 million, or 67% of revenue, for the three months ended June 30, 2000 from $2.2 million, or 85% of revenue, for the comparable prior year period. For the six months ended June 30, 2000, professional services expenses increased to $6.6 million, or 64% of total revenue, from $3.6 million, or 80% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount, an increased usage of third party consultants and increased travel costs. Professional services expenses decreased as a percentage of revenue mainly due to higher utilization rates of the professional staff. Professional services headcount increased from 60 at June 30, 1999 to 153 at June 30, 2000, with 53% of this increase due to the May 2000 acquisition of Primant. The Company expects professional services expenses to increase during the remainder of 2000 as the Company seeks to hire additional professional services personnel.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $1.6 million, or 31% of revenue, for the three months ended June 30, 2000 from $790,000, or 31% of revenue, for the comparable prior year period. For the six months ended June 30, 2000, sales and marketing expenses increased to $3.3 million, or 31% of total revenue, from $1.3 million, or 29% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount, increases in advertising, trade shows, public relations and direct mailing costs, and commissions as a result of higher revenue levels. Sales and marketing headcount increased from 11 at June 30, 1999 to 14 at June 30, 2000. The Company expects sales and marketing expenses to increase during 2000 as the Company seeks to hire additional sales and marketing personnel and due to continued increases in advertising and promotional activities.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased to $2.5 million, or 47% of revenue, for the three months ended June 30, 2000 from $1.3 million, or 51% of revenue, for the comparable prior year period. For the six months ended June 30, 2000, general and administrative expenses increased to $4.6 million, or 45% of total revenue, from $2.4 million, or 54% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and six month periods is primarily due to increased headcount-related costs and increased rent due to the opening of additional offices, professional fees, employee training costs, and recruiting fees. General and administrative headcount increased from 23 at June 30, 1999 to 45 at June 30, 2000, with 50% of this increase due to the May 2000 acquisition of Primant. The Company expects general and administrative expenses to increase during the remainder of 2000 to support the Company's expanding business.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation and benefits for research and development personnel. Research and development expenses increased to $185,000, or 3% of revenue, for the three months ended June 30, 2000 from $0 for the comparable prior year period. For the six months ended June 30, 2000, research and development expenses increased to $408,000, or 4% of revenue, from $0 for the comparable prior year period. The absolute dollar increase for the three and six month periods is due to the fact that there was no research and development group from January 1999 to September 1999. This group was formed in order to develop reusable code and other proprietary assets for use in the Company's business within the solutions practice.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets of $202,000 and $54,000 for the three months ended June 30, 2000 and June 30,1999, respectively, and amortization of intangible assets of $294,000 and $109,000 for the six months ended June 30, 2000 and June 30, 1999, respectively, is attributable to the acquisition of Advis, Inc. in December 1998, Black Bean in December 1999 and Primant in May 2000. Regarding the Primant acquisition, the excess purchase price over the net assets acquired of approximately $5.3 million is being amortized over the estimated life of the acquired assets.

STOCK COMPENSATION

         In connection with the Primant acquisition, the Company will issue 300,000 shares of common stock (the "Restricted Shares") to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to accelerated vesting over an 18-month period upon the achievement of certain performance objectives of Primant. As a result of the commitment to grant Awards in connection with the Primant acquisition, the Company recorded $1.5 million of deferred compensation. The Restricted Shares will be issued at a purchase price less than fair market value on the Primant acquisition date. On such date, the approximate difference between the purchase price and the fair market value was $5. Accordingly, the Company is amortizing the $1.5 million as stock compensation expense over a 5-year period. In the event these operating goals are met, resulting in the acceleration of these options, the Company will accelerate the amortization period. For the three months ended June 30, 2000, the Company recorded $25,000 of stock compensation expense, which represents one month of amortization of the deferred compensation expense.

INTEREST INCOME, NET

         Interest income, net decreased to $242,000 for the three months ended June 30, 2000 from $278,000 for the comparable prior year period. For the six months ended June 30, 2000, interest income, net decreased to $472,000 from $576,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $3.9 million for the three months ended June 30, 2000, resulting primarily from the net loss and the increase in other current liabilities. At June 30, 2000, cash, cash equivalents and marketable securities totalled $14.0 million, a $4.5 million decrease from December 31, 1999.

         The Company's investing activities, which primarily consisted of net sales of short-term marketable securities, purchases of property and equipment, and cash outflows associated with the acquisition of Primant, provided approximately $425,000 for the three months ended June 30, 2000.

         The Company's financing activities, which mainly consisted of proceeds from the exercise of stock options and from the issuance of common stock for the employee stock purchase plan, provided approximately $540,000 for the three months ended June 30, 2000.

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

         In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million. The Company expects to move into the new facility in November 2000 with a five - month free rental period, subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement.

         In July 2000, the Company made a deposit totalling approximately $340,000 for office furniture that will be used in the new corporate headquarters. The Company expects to enter into a lease for the furniture totalling approximately $1.4 million during the fourth quarter of 2000.

         In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company. The note is secured by a security interest in 200,000 shares of the Company's common stock owned by the officer. The note is payable on July 21, 2001 and bears interest at a rate of 7.508% per annum.

         In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company. The note is secured by a security interest in 17,500 shares of the Company's common stock owned by the officer. The note is payable on July 25, 2001 and bears interest at a rate of 7.508% per annum.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to efficiently consolidate the operations of Primant, the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

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

PART II - OTHER INFORMATION

         Item 2.  Recent Sales of Unregistered Securities

                  In connection with the acquisition of Advis, Inc. ("Advis"), a Boston-based e-Business consulting company, on December 31, 1998, the Company issued 171,000 shares of Common Stock to David W. Buck, the sole stockholder of Advis. Such shares were valued at $1.875 per share, the fair market value of the Common Stock on such date. Such shares were issued pursuant to Section 4(2) of the Securities Act of1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

                  In connection with the acquisition of Black Bean Studios, Inc. ("Black Bean"), a Boston-based multi-disciplinary design firm, on December 3, 1999, the Company issued 100,000 shares of Common Stock to the stockholders of Black Bean. Such shares were valued at $10.75 per share, the fair market value of the Common Stock on such date. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. See Note 2 to the Consolidated Financial Statements.

                  On May 31, 2000, the Company acquired Primant AB ("Primant"), a privately held Sweden-based internet solutions company specializing in Microsoft systems integrations, in order to augment the depth of its Microsoft technical capabilities and to better serve a growing base of international clients. On such date, the Company purchased all of the outstanding shares of Primant for 895,522 of the Company's Common Stock, which was valued at $5.00 per share, the fair market value of the stock on the acquisition date. Such shares were issued pursuant to Regulation S promulgated thereunder. See Note 3 to the Consolidated Financial Statements.

                  On July 6, 2000, the Company issued 104,478 shares of Common Stock in exchange for shares of Primant issued upon the exercise of all outstanding stock options of Primant (the "Option Exchange"). The Company made a cash payment of approximately $205,000 in connection with the Option Exchange and the payment of the legal fees of the Primant optionholders. Such shares were issued pursuant to Regulation S promulgated thereunder. See Note 3 to the Consolidated Financial Statements.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                          10.1 Share Purchase Agreement dated as of May 26, 2000, filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2000.

                          10.2 Promissory Note for $250,000 dated as of January 1, 2000 from Michael Troiano for the benefit of the Company filed herewith.

                          10.3 Stock Pledge Agreement dated as of January 1, 2000 by and between the Company and Michael Troiano filed herewith.

                          10.4 Lease Agreement dated as of June 19, 2000 by and between Arthur D. Little, Inc. and the Company filed herewith.

                          27.1   Financial Data Schedule

                  (b) Reports on Form 8-K

                          On June 15, 2000, the Company filed a report on Form 8-K to report the Primant AB acquisition in
                          Item 2 thereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2000

                         PRIMIX SOLUTIONS INC.

                         /s/ DAVID W. CHAPMAN
                         -------------------------------------------------------
                         David W. Chapman
                         Chief Financial Officer and Principal Financial Officer