Form 10-Q
period 2000-09-30
PRIMIX
filed 2000-11-14
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10 - Q



              /X/ Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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


      As of November 2, 2000, there were 16,674,460 shares of registrant's
                           Common Stock outstanding.

                              Primix Solutions Inc.

                                Table of Contents


                                                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000
                  (unaudited)                                                                              3

         Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 1999 and 2000 (unaudited)                                                  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 2000 (unaudited)                                                  5

         Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       12

PART II - OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities                                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)


                                                    December 31,      September 30,
                                                       1999              2000
                                                    ------------      -------------

                           Assets

Current assets:
  Cash and cash equivalents                          $  5,685          $  3,775
  Marketable securities                                12,855             2,569
  Accounts receivable, net                              3,552             7,152
  Prepaid expenses and other current assets               501               635
  Notes receivable from related parties                   150               870
                                                     --------          --------
      Total current assets                             22,743            15,001

Property and equipment, net                               456             4,004

Other assets:
  Intangible assets, net                                3,812             8,277
  Notes receivable from related parties                   325               500
  Other assets                                              -               373
                                                     --------          --------
      Total other assets                                4,137             9,150
                                                     --------          --------
      Total assets                                   $ 27,336          $ 28,155
                                                     ========          ========

            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                   $    967          $  1,330
  Accrued expenses                                      1,916             3,319
                                                     --------          --------
      Total current liabilities                         2,883             4,649


Stockholders' equity:
  Common stock                                             15                16
  Treasury stock                                       (1,296)                -
  Additional paid-in capital                           60,219            66,166
  Deferred compensation                                     -            (1,400)
  Accumulated deficit                                 (34,485)          (41,252)
  Cumulative translation adjustment                         -               (24)
                                                     --------          --------
      Total stockholders' equity                       24,453            23,506
                                                     --------          --------
      Total liabilities and stockholders' equity     $ 27,336          $ 28,155
                                                     ========          ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                             Nine Months Ended        Three Months Ended
                                               September 30,             September 30,
                                          ----------------------      ----------------------
                                            1999          2000          1999          2000
                                          --------      --------      --------      --------

 Revenue:
    Professional services                 $  3,700      $  6,726      $  8,192      $ 17,077

 Operating expenses:
    Professional services                    2,886         4,339         6,490        10,908
    Sales and marketing                      1,063         1,521         2,387         4,810
    General and administrative               1,997         2,806         4,442         7,463
    Research and development                     -           133             -           541
    Amortization of intangible assets           59           341           168           635
    Stock compensation                           -            75             -           100
                                          --------      --------      --------      --------
      Total operating expenses               6,005         9,215        13,487        24,457
                                          --------      --------      --------      --------

 Operating loss                             (2,305)       (2,489)       (5,295)       (7,380)
 Interest income, net                          270           141           846           613
                                          --------      --------      --------      --------

 Net loss                                 $ (2,035)     $ (2,348)     $ (4,449)     $ (6,767)
                                          ========      ========      ========      ========

 Basic and diluted net loss per common
   share                                  $  (0.14)     $  (0.15)     $  (0.30)     $  (0.45)
                                          ========      ========      ========      ========

 Basic and diluted weighted average
  shares outstanding                        14,627        15,406        14,622        15,177
                                          ========      ========      ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                              1999           2000
                                                                             --------      --------

         Cash flows from operating activities:
           Net loss                                                          $ (4,449)     $ (6,767)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                 Depreciation and amortization                                    857           956
                 Stock compensation                                                 -           100
                 Changes in operating assets and liabilities:
                   Accounts receivable                                           (329)       (2,672)
                   Prepaid expenses and other current assets                     (606)          127
                   Accounts payable                                                 6           186
                   Other current liabilities                                      (69)          359
                   Deferred revenue                                               (41)            -
                                                                             --------      --------
         Net cash used in operating activities                                 (4,631)       (7,711)
                                                                             --------      --------

         Cash flows from investing activities:
           Sales (purchases) of marketable securities,net                     (12,115)       10,287
           Purchases of property and equipment                                   (199)       (3,733)
           Purchase of Primant AB                                                   -          (205)
           Additional purchase price of Advis, Inc.                               (55)            -
           Increase in other assets                                              (325)       (1,268)
                                                                             --------      --------
         Net cash (used in) provided by investing activities                  (12,694)        5,081
                                                                             --------      --------

         Cash flows from financing activities:
           Payment of note payable to related party                              (204)            -
           Proceeds from the exercise of stock options                             45           543
           Proceeds from common stock purchased through
              employee stock purchase plan                                         92           201
           Payment of capital lease obligations                                  (125)            -
                                                                             --------      --------
         Net cash (used in) provided by financing activities                     (192)          744
                                                                             --------      --------
         Effect of exchange rate changes on cash and cash equivalents               -           (24)

         Net decrease in cash and cash equivalents                            (17,517)       (1,886)

         Cash and cash equivalents, beginning of period                        26,693         5,685
                                                                             --------      --------
         Cash and cash equivalents, end of period                            $  9,176      $  3,775
                                                                             ========      ========

         In connection with the acquisition of Primant AB, the following non-cash transaction occurred:
               Fair value of net assets acquired                                           $  5,411
               Liabilities assumed                                                             (206)
               Issuance of common stock                                                      (5,000)
                                                                                           --------
               Cash paid for acquisition                                                   $    205
                                                                                           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

3.       ACQUISITION OF PRIMANT AB

         On May 31, 2000, the Company acquired Primant AB ("Primant"), a privately held Sweden - based internet solutions company specializing in Microsoft systems integrations, in order to augment the depth of its Microsoft technical capabilities and to better serve a growing base of international clients. On such date, the Company purchased all of the outstanding shares of Primant for 895,522 shares of the Company's common stock, which was valued at $5.00 per share, the fair market value of the stock on the acquisition date. The excess purchase price over the net assets acquired of approximately $5.1 million is being amortized over the estimated life of the acquired assets.

         On July 6, 2000, the Company issued 104,478 shares of common stock in exchange for shares of Primant issued upon the exercise of all outstanding stock options of Primant (the "Option Exchange"). The Company made a cash payment of approximately $205,000 in connection with the Option Exchange. In addition, the Company paid for the related legal fees of the Primant optionholders.

         On August 21, 2000, the Company issued 300,000 shares of common stock (the "Restricted Shares") to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to accelerated vesting over an 18-month period upon the achievement of certain performance objectives of Primant. As a result of the commitment to grant Awards in connection with the Primant acquisition, the Company recorded $1.5 million of deferred compensation. The Restricted Shares were issued at a purchase price less than fair market value on the Primant acquisition date. On such date, the approximate difference between the purchase price and the fair market value was $5. Accordingly, the Company is amortizing the

$1.5 million as stock compensation expense over a 5-year period. In the event these operating goals are met, resulting in the acceleration of these options, the Company will accelerate the amortization period.

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

5.       COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

         In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (approximately 2,310,000 and 4,037,000 shares at September 30, 1999 and 2000, respectively) would be antidilutive.

6.       OTHER ASSETS

         In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer of the Company. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

         During the third quarter of 2000, the Company made deposits totalling approximately $2.2 million for leasehold improvements associated with the new corporate headquarters.

7.       COMMITMENTS

         In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million. The Company expects to move into the new facility in January 2001 with a five - month free rental period, subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement.

8.       DEFERRED COMPENSATION

         The Company recorded deferred compensation of $1.5 million in connection with the acquisition of Primant (see Note 3). For the three and nine months ended September 30, 2000, the Company recorded $75,000 and $100,000, respectively, of stock compensation expense.

9.       COMPREHENSIVE INCOME

         During 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items. Total comprehensive income (loss) is as follows (in thousands):



                                                             Three Months Ended         Nine Months Ended
                                                                 September 30,           September 30,
                                                             ------------------         -----------------
                                                               1999     2000             1999     2000
                                                             -------   --------         -------   -------

Net income (loss)                                           $(2,035)  $(2,348)         $(4,449)  $(6,767)
Cumulative translation adjustment                                 -       (24)               -       (24)
                                                            -------   -------          -------   -------
Comprehensive income (loss)                                 $(2,035)  $(2,372)         $(4,449)  $(6,791)
                                                            =======   =======          =======   =======

10.      SEGMENT DISCLOSURE AND CONCENTRATION OF CREDIT RISK/SIGNIFICANT
         CUSTOMERS

         SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 1999, one customer accounted for approximately 42% of total accounts receivable. At September 30, 2000, four customers accounted for 23%, 13%, 12%, and 11% of total accounts receivable. Two customers accounted for 48% and 12% of total revenue for the three months ended September 30, 1999. Four customers accounted for 17%, 14%, 12%, and 11% of total revenue for the three months ended September 30, 2000. Two customers accounted for 33% and 10% of total revenue for the nine months ended September 30, 1999. Two customers accounted for 15% and 13% of total revenue for the nine months ended September 30, 2000.

         The following table presents geographical revenue from sources in total and as a percent of total revenue for the three and nine months ended September 30, 1999 and 2000 (in thousands):
Footnote 10 Support:


                                                  Three Months Ended                                 Nine Months Ended
                                     --------------------------------------------    --------------------------------------------
                                    September 30, 1999         September 30, 2000    September 30, 1999        September 30, 2000
                                    ------------------         ------------------    ------------------        ------------------

North America                           $3,700   100%               $5,378   80%         $8,192   100%           $15,381   90%
Europe                                       -     0%                1,348   20%              -     0%             1,696   10%
                                    ----------------            ---------------       ---------------          ------------------
                                        $3,700   100%               $6,726  100%         $8,192   100%           $17,077  100%

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

         The Company has generally derived its professional services revenues from engagements that have been priced on fixed-time/fixed-price and time and materials bases. The fixed-time/fixed-price model contains inherent risks that are greater than engagements priced on a time and materials basis. Accordingly, the Company diligently evaluates the scope of each project and its related risk. To the extent that the Company has not adequately assessed the risk associated with its engagements, revenues could be materially delayed and therefore adversely affect the Company's results. As is the nature with most consulting firms, the Company's costs are relatively fixed.

         As of September 30, 2000, the Company's total headcount was 243 compared to 112 as of September 30, 1999.

RESULTS OF OPERATIONS

REVENUE

         Professional services revenue increased by $3.0 million to $6.7 million for the three months ended September 30, 2000 from $3.7 million for the comparable quarter in 1999. For the nine months ended September 30, 2000, total revenue increased by $8.9 million to $17.1 million from $8.2 million for the comparable prior year period. These increases were the result of increases in both the size and number of consulting engagements serviced and the increase in the number of billable consultants. The increase in billable consultants was mainly due to the Primant acquisition on May 31, 2000. Annualized revenue per billable head was approximately $164,000 and $170,000 as of September 30, 2000 and 1999, respectively. Utilization for all consultants totalled 62% for the three and nine months ended September 30, 2000 and 61% and 64% for the three and nine months ended September 30, 1999, respectively. The decrease in annualized revenue per billable head is due to the lower billing rates of the new Scandinavian office (Primant).

PROFESSIONAL SERVICES

         The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees paid to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased to $4.3 million, or 65% of revenue, for the three months ended September 30, 2000 from $2.9 million, or 78% of revenue, for the comparable prior year period. For the nine months ended September 30, 2000, professional services expenses increased to $10.9 million, or 64% of total revenue, from $6.5 million, or 79% of total revenue, for the comparable prior year period. The absolute dollar increase for the three month period is primarily due to increased headcount and increased travel costs due to the overall growth of the business. The absolute dollar increase for the nine month period is primarily due to increased headcount, an increased usage of third party consultants and increased travel costs due to the overall growth of the business. Professional services expenses decreased as a percentage of revenue mainly due to higher utilization rates of the professional staff. Professional services headcount increased from 72 at September 30, 1999 to 167 at September 30, 2000, with 81% of this increase due to the Primant acquisition on May 31, 2000.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased to $1.5 million, or 23% of revenue, for the three months ended September 30, 2000 from $1.1 million, or 29% of revenue, for the comparable prior year period. For the nine months ended September 30, 2000, sales and marketing expenses increased to $4.8 million, or 28% of total revenue, from $2.4 million, or 29% of total revenue, for the comparable prior year period. The absolute dollar increase for the three and nine month periods is primarily due to increased headcount, increases in advertising, trade shows, public relations and travel costs, and commissions as a result of higher revenue levels. Sales and marketing headcount increased from 9 at September 30, 1999 to 21 at September 30, 2000, with 77% of this increase due to the Primant acquisition on May 31, 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased to $2.8 million, or 42% of revenue, for the three months ended September 30, 2000 from $2.0 million, or 54% of revenue, for the comparable prior year period. For the nine months ended September 30, 2000, general and administrative expenses increased to $7.5 million, or 44% of total revenue, from $4.4 million, or 54% of total revenue, for the comparable prior year period. The absolute dollar increase for the three month period is primarily due to increased headcount-related costs and increased rent due to the opening of additional offices, employee training costs, travel, and non-capitalized software and related maintenance costs associated with the Company's overall increased headcount. The absolute dollar increase for the nine month period is primarily due to increased headcount-related costs and increased rent due to the opening of additional offices, professional fees, employee training costs, recruiting fees, travel, and non-capitalized software and hardware and related maintenance costs associated with the Company's overall increased headcount. General and administrative headcount increased from 30 at September 30, 1999 to 51 at September 30, 2000, with 37% of this increase due to the Primant acquisition on May 31, 2000.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of compensation and benefits for research and development personnel. Research and development expenses increased to $133,000, or 2% of revenue, for the three months ended September 30, 2000 from $0 for the comparable prior year period. For the nine months ended September 30, 2000, research and development expenses increased to $541,000, or 3% of revenue, from $0 for the comparable prior year period. The absolute dollar increase for the three and nine month periods is due to the fact that there was no research and development group from January 1999 to September 1999. This group was formed in October 1999 in order to develop reusable code and other proprietary assets for use in the Company's business within the solutions practice.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets of $341,000 and $59,000 for the three months ended September 30, 2000 and September 30,1999, respectively, and amortization of intangible assets of $635,000 and $168,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively, is attributable to the acquisition of Advis, Inc. in December 1998, Black Bean in December 1999 and Primant in May 2000.

STOCK COMPENSATION

         In connection with the Primant acquisition, the Company issued 300,000 shares of common stock (the "Restricted Shares") to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting over an 18-month period upon the achievement of certain performance objectives of Primant. As a result of the commitment to grant Awards in connection with the Primant acquisition, the Company recorded $1.5 million of deferred compensation. The Restricted Shares were issued at a purchase price less than fair market value on the Primant acquisition date. On such date, the approximate difference between the purchase price and the fair market value was $5. Accordingly, the Company is amortizing the $1.5 million as stock compensation expense over a 5-year period. In the event these operating goals are met, resulting in the acceleration of these options, the Company will accelerate the amortization period. For the three and nine months ended September 30, 2000, the Company recorded $75,000 and $100,000, respectively, of stock compensation expense.

INTEREST INCOME, NET

         Interest income, net decreased to $141,000 for the three months ended September 30, 2000 from $270,000 for the comparable prior year period. For the nine months ended September 30, 2000, interest income, net decreased to $613,000 from $846,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $7.7 million for the nine months ended September 30, 2000, resulting primarily from the net loss and the increase in accounts receivable. At September 30, 2000, cash, cash equivalents and marketable securities totalled $6.3 million, a $12.2 million decrease from December 31, 1999.

         The Company's investing activities, which primarily consisted of net sales of short-term marketable securities, purchases of property and equipment, and cash outflows associated with notes issued to officers, provided approximately $5.1 million for the nine months ended September 30, 2000.

         The Company's financing activities, which mainly consisted of proceeds from the exercise of stock options and from the issuance of common stock for the employee stock purchase plan, provided approximately $744,000 for the nine months ended September 30, 2000.

         In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer of the Company. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

         In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million. The Company expects to move into the new facility in January 2001 with a five - month free rental period, subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement.

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

         During the third quarter of 2000, the Company made deposits totalling approximately $2.2 million for leasehold improvements and approximately $340,000 for office furniture that will be used in the new corporate headquarters. The Company expects to enter into a lease for the furniture totalling approximately $1.4 million by January 31, 2001.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations include the following: the Company's ability to efficiently consolidate the operations of Primant, the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, the Company's ability to manage expenses in line with revenue and all factors that contribute to meeting such goals, the Company's ability to attain profitability and positive cash flow in 2001, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's common stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. The accounts of the Company's foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiary into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at quarter end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the quarter. Foreign currency translation and transaction gains or losses for the Company's subsidiary are included in the accompanying consolidated statements of operations since the functional currency for the subsidiary is the U.S. dollar. The Company had accounts receivable of $1.1 million and $0 denominated in foreign currency as of September 30, 2000 and December 31, 1999, respectively.

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

         INTEREST RATE RISK.The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

                           PART II - OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

                  On May 31, 2000, the Company acquired Primant AB ("Primant"), a privately held Sweden - based internet solutions company specializing in Microsoft systems integrations. In connection with this acquisition, on August 21, 2000, the Company issued 300,000 shares of common stock to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting over an 18-month period upon the achievement of certain performance objectives of Primant. Such shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

         10.1 Promissory Note for $800,000 dated as of July 21, 2000 from Joseph Seebach for the benefit of the Company filed herewith.

         10.2 Stock Pledge Agreement dated as of July 21, 2000 by and between the Company and Joseph Seebach filed herewith.

         10.3 Promissory Note for $70,000 dated as of July 25, 2000 from David W. Chapman for the benefit of the Company filed herewith.

         10.4 Stock Pledge Agreement dated as of July 25, 2000 by and between the Company and David W. Chapman filed herewith.

         27.1     Financial Data Schedule

                 (b)      Reports on Form 8-K
                          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 14, 2000

                        PRIMIX SOLUTIONS INC.



                        /s/ DAVID W. CHAPMAN
                        -------------------------------

                        David W. Chapman
                        Chief Financial Officer and Principal Financial Officer