Form 10-K
period 2000-12-31
PRIMIX
filed 2001-04-17
CIK 1011255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                               311 Arsenal Street,
                               Watertown, MA 02472
                    (Address of principal executive offices)
                            Telephone: (617) 923-6500

       Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|_|

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 2001 was $11,312,311.

      The number of shares of the registrant's Common Stock outstanding on March 20, 2001 was 18,089,338.

      STATEMENTS MADE OR INCORPORATED INTO THIS FORM 10-K INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND WORDS OF SIMILAR IMPORT WHICH EXPRESS MANAGEMENT'S BELIEFS, EXPECTATIONS OR INTENTIONS REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MIGHT AFFECT FUTURE RESULTS" ON PAGE 12 OF THIS ANNUAL REPORT.

                                     PART I

ITEM 1. BUSINESS

      Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Primix is a professional services firm focused on helping clients improve their business results through the application of Internet, wireless and broadband technology. Since its inception, Primix has helped organizations use information technology to solve business problems and capitalize on new business opportunities. Primix' recent client list includes operating units of Global 1000 customers such as AstraZeneca, EMC, Ericsson Mobile, Computer World and Rockwell Collins; and middle market firms such as A.T. Cross, Bose Corporation, Greenfield Online, Pergo, Kemper Insurance and Waters Corporation.

      Since the first quarter of 1998, the Company has focused exclusively on e-Business consulting services. Having made strategic investments in developing the Company's delivery methodology, corporate identity and consulting and sales organizations, Primix has added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team since the first quarter of 1999. This expertise added to the Company's established strength in e-Business consulting, systems integration and solution development has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

      On December 31, 1998, Primix acquired Advis, Inc., a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions. In addition to adding approximately 25 technical consultants, the Advis acquisition brought valuable existing customer relationships.

      On December 3, 1999, Primix acquired Black Bean Studios, Inc., a privately held Boston-based design boutique specializing in digital media, which augmented the depth and breadth of the Company's capabilities in developing highly effective user interfaces at the front end of e-Business solutions. In addition to adding 11 creative consultants, the Black Bean acquisition brought a portfolio of world-class design work and a reputation for excellence among the Internet design community.

      On May 31, 2000, Primix acquired Primant AB, a leading Internet solutions company based in the rapidly evolving Oresund economic region of southern Sweden, situated on both sides of the strait between Denmark and Sweden, and recognized as one of Europe's most rapidly developing technology centers. With 63 employees, Primant was among the foremost Microsoft systems integrators serving the Oresund economic region. The company was positioned in both Sweden and Denmark with offices in Malmo, Sweden and Copenhagen, Denmark.

      Sweden, with the highest Internet penetration rates of any nation in Europe, was thought by the Company to provide an ideal starting point for expansion into Europe. The acquisition allowed Primix to establish a beachhead of experienced local management, technical talent, reputation and first-class local clients in Sweden ahead of schedule. It significantly strengthened the Company's ability to service and grow its roster of Swedish-American clients, added to the depth of Microsoft technical capabilities to support current offerings and increased the Company's global employee base by one-third.

      On December 27, 2000, Primix further strengthened its presence in the Oresund region through the acquisition of 21st.dk A/S, a leading e-Business solutions company based in Copenhagen, Denmark. The acquisition brought 42 employees to Primix including technical, design and strategic consulting specialists.

      Primix today combines:

      o The strategic insight of a management consulting firm. The Company's strategic consultants bring intellectual capital and insight to client development teams. They help define and drive consensus on a business model, capture and distill the primary inputs for design and development, manage change within the client organization, and measure results to drive a cycle of continuous improvement.

      o The creative talent, brand insight and user-centric graphic design expertise of a design boutique. A business application only creates value when the people for whom it is designed use it. Delivering results demands creating an experience that's faster, better or cheaper for target users internal or external to the client's organization. Primix helps clients prioritize the functionality to improve adoption rates and brings application interface design skills that enable faster and easier user interfaces while leveraging the emotional value in client brands.

      o The technical depth of a systems integrator. The Company's technical consultants contribute specific technical expertise and broad integration experience to a development team. They architect flexible, scale-able IT solutions, develop code and manage successful integration and rollout.

      These core competencies - combined through a carefully defined methodology and supported by extensive program management experience - help clients define, develop and deploy e-Business solutions that deliver real business results.

Market Opportunity

      The development of a single, contiguous Internet, broadband and wireless network - a ubiquitous "network of networks" governed by universally accepted technical standards - presents opportunities and threats to most businesses. Efforts to capitalize on the opportunities and/or manage these threats are commonly referred to as e-Business in the popular and business press.

      Primix defines "e-Business" as a tool set to manage the network of relationships that define a business. Better managing these relationships - between and among customers, vendors, suppliers, distributors and employees - can help businesses achieve superior business results by increasing sales, cutting costs and improving productivity, better leveraging assets, promoting customer loyalty, and accelerating business processes.

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

      Gartner Dataquest, an industry research group, estimates that the market for worldwide e-Business consulting, development and integration services will grow at a compounded annual growth rate of 46% from $41 billion in 2000 to $272 billion in 2005.

Competition

      The market for consulting is intensely competitive. Primix expects competition to persist and intensify in the future. Primix has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical and marketing resources, name recognition and customer bases. Primix' current and potential competitors include, among others: solution services companies; software vendors whose packaged applications can be used or customized to support e-Business processes; and consulting divisions of leading software system providers and hardware manufacturers.

      Primix believes companies are increasingly searching for a single-source professional services firm that can deliver integrated strategy, technology and creative skills specifically targeted at developing multi-channel e-Business solutions. Primix believes that firms in the Internet professional services providers' category, such as Primix, best meet this demand. Furthermore, we believe that companies will increasingly look to e-services firms that can leverage industry best practices, scale to suit the needs of clients, demonstrate increased predictability of success for e-Business solutions and decrease risks associated with implementation.

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

Research and Development

      Historically, the Company has made substantial investments in product development and technology integration. The Company is currently not developing software to be sold independently from its service offerings. The Company's expenditures for research and development of its former software products during 1998, 1999 and 2000 were $309,000, $0 and $0, respectively.

      For the year ended December 31, 2000, research and development expenses consisted primarily of compensation and benefits for employees in the Core Technology group. This group was formed in October 1999 in order to manage the knowledge and expertise of the strategic, technical, and creative design disciplines. This group was re-deployed to professional services in October 2000. For the year ended December 31, 2000, research and development expenses totalled $541,000.

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

      There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not the subject of any legal action alleging the infringement of any copyright or trademark rights of any person or of any violation of trade secrets or other proprietary rights claimed by any third party relating to the Company or the Company's technology or methodologies, nor is the Company aware of any threatened litigation with regard to such matters. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

      The Company believes that, due to the rapid pace of technological innovation, its ability to establish and maintain a position of leadership in the industry is dependent more upon the skills of its consulting and development personnel than upon the legal protections afforded to its existing technology and methodology.

Employees

      As of March 30, 2001, Primix had a total of 264 full-time employees. These employees include 136 based in the United States and 128 based in Europe. The employees based in the United States include 86 in professional services, 40 in general and administrative functions and 10 in sales and marketing. The employees based in Europe include 101 in professional services, 16 in general and administrative functions and 11 in sales and marketing. The Company's future success depends in significant part upon the continued service of its key technical, consulting, and senior management personnel, and its continuing ability to attract and retain highly qualified technical, services, and managerial personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be able to retain its technical and managerial employees or that it will be able to attract and retain such personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be generally good.

      In order for Primix to exploit fully the market opportunity for its services, an effective planning and management process is required. The industry's rapid rate of change has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. Many of the Company's consulting staff were only recently hired. To manage potential future growth, Primix must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's future operating results also will depend on its ability to expand and train its sales and marketing organizations and implement and manage new distribution channels to penetrate different and broader markets. If Primix is unable to manage growth effectively, the Company's business, operating results and financial condition could be materially and adversely affected.

ITEM 2. PROPERTIES

      The Company leases approximately 73,000 square feet of office space in Watertown, Massachusetts under a ten-year lease agreement, which commenced in January 2001. Primix has a ten year and five month renewal option.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently a party to any material legal proceedings. The Company may be subject to litigation from time to time in the ordinary course of business. Any such matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders was held on December 15, 2000 where the following matters were submitted to a vote:

                                                                       Votes in        Votes           Votes              Broker
        Matter Submitted to Vote                                         Favor        Against        Abstained          Non-Votes
1.    The election of one Class I Director, Lennart Mengwall, for a
   three-year term, with such term to continue until the year 2003    14,289,090         0             37,067              0
   annual meeting of stockholders and until his successor is duly elected and qualified.

2.    The election of one Class I Director, Magnus Nicolin, for a
   three-year term, with such term to continue until the year 2003    14,288,475         0             37,682              0
   annual meeting of stockholders and until his successor is duly elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

      The Company's Common Stock, $0.001 par value ("Common Stock"), has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on July 3, 1996 and currently trades under the symbol "PMIX". The following table sets forth the high and low closing prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                               Market Prices (1)
                                                               -----------------
1999 Fiscal Quarters                                          High          Low
--------------------                                          ----          ---
First ................................................       $ 2.84       $ 1.75
Second ...............................................       $ 3.47       $ 2.28
Third ................................................       $ 3.25       $ 2.28
Fourth ...............................................       $13.25       $ 2.38

                                                               Market Prices (1)
                                                               -----------------
2000 Fiscal Quarters                                          High          Low
--------------------                                          ----          ---
First ................................................       $14.13       $ 7.00
Second ...............................................       $ 8.25       $ 3.88
Third ................................................       $ 4.25       $ 1.75
Fourth ...............................................       $ 2.25       $ 0.53

(1) The prices listed reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

      The number of record holders of the Company's Common Stock as of March 20, 2001 was approximately 239.

Dividends

      The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1999 and December 31, 2000. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

      In connection with the acquisition of 21st dk, a Denmark-based Internet services firm, on December 27, 2000, the Company issued 1,054,844 shares of Common Stock to the stockholders of 21st. Such shares were valued at $0.56 per share, the fair market value of the Common Stock on that date. Such shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with this acquisition, on December 27, 2000, the Company issued 321,556 shares of Common Stock at a price per share of $0.01 to the principal shareholders and employees of 21st in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of 21st. Such shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See Note 2 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and comprehensive loss data set forth below for the fiscal years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000, are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this report. The consolidated statement of operations and comprehensive loss data for the years ended December 31, 1996 and 1997 as well as the consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results may not be indicative of the results of operations to be expected in the future.

                                                    Year Ended      Year Ended     Year Ended     Year Ended     Year Ended
                                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                                    ------------   ------------   ------------   ------------   ------------
                                                        1996           1997         1998 (1)       1999 (2)       2000 (3)
                                                        ----           ----         --------       --------       --------
                                                                      (in thousands, except per share data)
Statement of Operations Data:
Revenue:
      Professional services ....................      $  5,098       $  4,399       $  4,605       $ 11,989       $ 21,413
      Software license and maintenance .........         8,106          1,248            211             --             --
                                                      --------       --------       --------       --------       --------
            Total revenue ......................        13,204          5,647          4,816         11,989         21,413
Operating expenses:
      Professional services ....................         3,735          3,570          4,010          9,406         15,013
      Software license and maintenance costs ...         1,472            555             --             --             --
      General and administrative ...............         5,048          4,695          4,124          6,309         10,498
      Sales and marketing ......................         6,211          2,403          2,197          3,442          6,071
      Amortization of intangible assets ........            --             --             --            241          5,116
      Research and development .................         3,146          1,921            309            131            541
      Stock compensation .......................            --             --             --             --            175
      Restructuring charge .....................            --          1,782             --             --             --
      Compensation to former Chief Executive
         Officer ...............................         6,794            227             --             --             --
                                                      --------       --------       --------       --------       --------
            Total operating expenses ...........        26,406         15,153         10,640         19,529         37,414
                                                      --------       --------       --------       --------       --------
Operating loss .................................       (13,202)        (9,506)        (5,824)        (7,540)       (16,001)
Interest income, net ...........................           953          1,885          1,622          1,117            709
                                                      --------       --------       --------       --------       --------
Loss before provision for income taxes .........       (12,249)        (7,621)        (4,202)        (6,423)       (15,292)
Provision for income taxes .....................            95             15             --             --             --
                                                      --------       --------       --------       --------       --------
Net loss .......................................      $(12,344)      $ (7,636)      $ (4,202)      $ (6,423)      $(15,292)
                                                      ========       ========       ========       ========       ========
Other comprehensive loss:
      Foreign currency translation adjustment ..            --             --             --             --            (87)
                                                      --------       --------       --------       --------       --------
Comprehensive loss .............................      $(12,344)      $ (7,636)      $ (4,202)      $ (6,423)      $(15,379)
                                                      ========       ========       ========       ========       ========

Basic and diluted net loss per common
    share ......................................      $  (1.03)      $  (0.52)      $  (0.29)      $  (0.44)      $  (1.00)
                                                      ========       ========       ========       ========       ========
Basic and diluted weighted average shares
outstanding ....................................        12,560         14,560         14,398         14,626         15,242
                                                      ========       ========       ========       ========       ========
                                                                                   December 31,
                                                      --------------------------------------------------------------------
                                                        1996           1997          1998(1)       1999(2)         2000(3)
                                                      --------       --------       --------       --------       --------
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
   securities ..................................      $ 40,050       $ 33,713       $ 26,693       $ 18,540       $  4,813
Working capital ................................        36,471         31,836         26,511         19,860          4,868
Total assets ...................................        46,151         36,266         33,155         27,336         21,215
Total stockholders' equity .....................        39,737         33,405         29,617         24,453         15,594

(1) The Company acquired Advis, Inc. on December 31, 1998. The total consideration consisted of approximately $40,000 cash, 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock at the date of the acquisition, a note payable of $204,000 paid in January 1999 and the assumption of $1,798,000 of net liabilities. Included in the net liabilities are accounts receivable of $638,000, prepaid expenses and other current assets of $39,000 and computer and office equipment of $56,000. In December 1998, the Company advanced Advis $1,543,000 to satisfy certain obligations. This advance is included in the net liabilities acquired. See Note 2 of the Consolidated Financial Statements.

(2) The Company acquired Black Bean Studios, Inc. on December 3, 1999. The total consideration consisted of approximately $787,000 cash and 100,000 shares of the Company's common stock, which was valued at $10.75 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Black Bean's net liabilities of approximately $33,000. See Note 2 of the Consolidated Financial Statements.

(3) The Company acquired Primant AB on May 31, 2000. The total consideration consisted of 895,522 shares of the Company's common stock, which was valued at $5.00 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Primant's liabilities of approximately $276,000. The Company acquired 21st dk on December 27, 2000. The total consideration consisted of 1,054,844 shares of the Company's common stock, which was valued at $0.56 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed 21st's liabilities of approximately $1,177,000. See Note 2 of the Consolidated Financial Statements.

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

      Since the first quarter of 1998, the Company has focused exclusively on e-Business consulting services. Having made strategic investments in developing the Company's delivery methodology, corporate identity and consulting and sales organizations, Primix has added executives with deep experience in cross-media brand development, Web site design, and strategic and business process consulting to its management team since the first quarter of 1999. This expertise added to the Company's established strength in e-Business consulting, systems integration and solution development has allowed the Company to build a balanced approach to strategy, design and technology on a foundation of technical excellence.

      On December 31, 1998, Primix acquired Advis, Inc. ("Advis"), a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions. In addition to adding approximately 25 technical consultants, the Advis acquisition brought valuable existing customer relationships.

      On December 3, 1999, Primix acquired Black Bean Studios, Inc. ("Black Bean"), a privately held Boston-based design boutique specializing in digital media, which augmented the depth and breadth of the Company's capabilities in developing highly effective user interfaces at the front end of e-Business solutions. In addition to adding 11 creative consultants, the Black Bean acquisition brought a portfolio of world-class design work and a reputation for excellence among the Internet design community.

      On May 31, 2000, Primix acquired Primant AB ("Primant"), a leading Internet solutions company based in the rapidly evolving Oresund economic region of southern Sweden, and recognized as one of Europe's most rapidly developing technology centers. With 63 employees, Primant was among the foremost Microsoft systems integrators serving the Oresund economic region.

      On December 27, 2000, Primix further strengthened its presence in the Oresund region through the acquisition of 21st.dk A/S ("21st"), a leading e-Business solutions company based in Copenhagen, Denmark. The acquisition brought 42 employees to Primix including technical, design and strategic consulting specialists.

      In connection with the purchase of 21st, the Company sold its existing subsidiary in Denmark, Primant A/S ("Primant-Denmark"), through a sale of all of the issued and outstanding shares of Primant-Denmark to Incubator IT ApS, a Danish Company, for an aggregate price of one Danish kroner (approximately $0.13) and the assumption by Incubator of all outstanding indebtedness and liabilities of Primant-Denmark. The Company believes that the controlling owner of Incubator is also the controlling owner of Promax Commercial Holdings Limited, a former shareholder of 21st.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                     Year Ended December 31,
                                                     -----------------------
                                                  1998        1999         2000
                                                  ----        ----         ----
Revenue:
      Professional services ................        96%        100%        100%
      Software license and maintenance .....         4          --          --
                                                  ----        ----        ----
            Total revenue ..................       100         100         100
Operating expenses:
      Professional services ................        83          78          70
      General and administrative ...........        86          53          49
      Sales and marketing ..................        46          29          28
      Amortization of intangible assets ....        --           2          24
      Research and development .............         6           1           3
      Stock compensation ...................        --          --           1
                                                  ----        ----        ----
            Total operating expenses .......       221         163         175
Operating loss .............................      (121)        (63)        (75)
Interest income, net .......................        34           9           3
                                                  ----        ----        ----
Net loss ...................................       (87)%       (54)%       (72)%
                                                  ====        ====        ====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

      Total revenue increased by $9.4 million to $21.4 million in 2000 from $12.0 million in 1999. The increase was the result of increases in both the size and number of consulting engagements serviced and the increase in the number of billable consultants during 2000 compared to 1999. The increase in billable consultants was mainly due to the Primant acquisition on May 31, 2000. Revenue per billable head was approximately $145,000 and $171,000 as of December 31, 2000 and 1999, respectively. The decrease in revenue per billable head is mainly due to the lower billing rates of the new Scandinavian office, which offset an increase in the revenue per billable head in the United States. Utilization for all consultants totalled 59% for the year ended December 31, 2000 and 60% for the year ended December 31, 1999.

Professional Services

      The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased by $5.6 million to $15.0 million, or 70% of total revenue, in 2000 from $9.4 million, or 78% of total revenue, in 1999. The absolute dollar increase is primarily due to increased headcount-related costs such as salaries and benefits and increased travel costs due to the overall growth of the Company offset by a decreased usage of third party consultants. Professional services headcount increased from 90 at December 31, 1999 to 188 at December 31, 2000, with 108% of this increase due to the Primant and 21st acquisitions. The decrease of the professional services expenses as a percentage of total revenue is primarily the result of better planning and execution on client engagements and revenue increasing at a higher rate than professional services costs. The Company expects professional services expenses to increase in 2001 as the Company will have a full year of expenses from Primant and 21st. However, the Company expects professional services expenses as a percentage of total revenue to decrease as operational efficiencies continue to improve in 2001.

General and Administrative

      General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resources, recruiting and administrative personnel, rent expense, depreciation expense, professional fees, recruiting fees, and system support costs. General and administrative expenses increased by $4.2 million to $10.5 million, or 49% of total revenue, in 2000 from $6.3 million, or 53% of total revenue, in 1999. The absolute dollar increase is primarily due to increased headcount-related costs such as salaries and benefits, rent expense due to the opening of additional offices and the consolidation of office space and relocation of corporate headquarters, professional fees, employee training costs and travel. General and administrative headcount increased from 30 at December 31, 1999 to 55 at December 31, 2000, with 50% of this increase due to the Primant and 21st acquisitions.

      In January 2001, the Company moved into new corporate headquarters under a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million with a five-month free rental period, subject to an adjustment clause in the agreement. Therefore, rent expense will increase in 2001. The Company also entered into a capital lease for furniture totalling approximately $1.5 million in January 2001. During 2000, the Company made deposits totalling approximately $2.2 million for leasehold improvements. Consequently, depreciation expense related to leasehold improvements and other fixed asset purchases related to the new office space will increase in 2001.

Sales and Marketing

      Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses increased by $2.6 million to $6.1 million, or 28% of total revenue, in 2000 from $3.4 million, or 29% of total revenue, in 1999. The absolute dollar increase is primarily due to increased headcount-related costs such as salaries and benefits, increases in advertising, public relations, and tradeshow costs in order to develop brand awareness and commissions as a result of higher revenue levels. Sales and marketing headcount increased from 15 at December 31, 1999 to 19 at December 31, 2000 with the increase being attributable to the Primant and 21st acquisitions.

      The Company expects to increase its spending associated with its brand awareness through direct mail and advertising campaigns during 2001. There can be no assurance that these increased expenditures will result in increased revenue or improvement in the effectiveness of the sales organization.

Amortization of Intangible Assets

      Amortization of intangible assets increased by $4.9 million to $5.1 million, or 24% of total revenue, in 2000 from $241,000, or 2% of total revenue, in 1999. This increase is primarily due to the amortization and write-off of intangible assets totalling $3.8 million associated with the Advis and Black Bean acquisitions. Intangible assets totalling $5.1 million related to the May 31, 2000 Primant acquisition are being amortized over their estimated useful lives of 2 to 3 years, beginning June 1, 2000. Intangible assets totalling $1.6 million related to the December 27, 2000 21st acquisition are being amortized over their estimated useful lives of 2 to 3 years, beginning January 1, 2001. See Note 2 of the Consolidated Financial Statements.

Research and Development

      Research and development expenses consist primarily of compensation and benefits for research and development personnel. This group manages the knowledge and expertise of the strategic, technical, and creative design disciplines. Research and development expenses increased to $541,000, or 3% of total revenue, in 2000 from $131,000, or 1% of total revenue, in 1999. The increase is primarily due to the fact that this group was formed in October 1999 and re-deployed to professional services in October 2000; therefore, in 1999, there were only three months of expenses versus nine months in 2000.

Stock Compensation

      In connection with the Primant acquisition, the Company issued 300,000 shares of restricted common stock (the "Restricted Shares") at a price per share of $0.01 to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of Primant. As a result, the Company recorded $1.5 million of deferred compensation, which represents the difference between the fair market value of the Company's common stock on the award date and the purchase price per share, which is being amortized on a straight-line basis over a 5-year period. The amortization of the deferred compensation will be accelerated if the vesting on the options is accelerated.

      In connection with the 21st acquisition, the Company issued 321,556 shares of restricted common stock (the "Restricted Shares") at a price per share of $0.01 to the principal shareholders and employees of 21st in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of 21st. As a result, the Company recorded approximately $182,000 of deferred compensation, which represents the difference between the fair market value of the Company's common stock on the award date and the purchase price per share, which is being amortized on a straight-line basis over a 5-year period. The amortization of the deferred compensation will be accelerated if the vesting on the options is accelerated.

      For the year ended December 31, 2000, the Company recorded $175,000 of stock compensation expense.

Interest Income, Net

      Interest income, net is comprised primarily of interest income from cash, cash equivalents and marketable securities. Interest income, net decreased to $709,000 in 2000 from $1.1 million in 1999. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash, cash equivalents and marketable securities.

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

General and Administrative

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

Sales and Marketing

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

Amortization of Intangible Assets

      Amortization of intangible assets of $241,000 for the year ended December 31, 1999 is mainly attributable to the acquisition of Advis in December 1998. The excess purchase price over the net assets acquired of $2.2 million is being amortized over its estimated useful life of 10 years, beginning January 1, 1999. The excess purchase price over the net assets acquired of $1.9 million related to the December 3, 1999 acquisition of Black Bean is being amortized over its estimated useful life of 10 years. $16,000 was amortized in December 1999.

Research and Development

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

Liquidity and Capital Resources

      The Company's operating activities utilized approximately $8.1 million of cash for the year ended December 31, 2000, resulting primarily from the net loss adjusted for depreciation and amortization and stock compensation.

      The Company's investing activities, which consisted of net maturities of short-term marketable securities totalling $12.9 million, cash outflows associated with the acquisitions of Primant and 21st totalling $452,000, purchases of property and equipment totalling $4.3 million, and funding of loans to officers of the Company totalling $1,120,000, provided approximately $6.8 million for the year ended December 31, 2000. The purchases of property and equipment were mainly due to the relocation of corporate headquarters.

      In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer of the Company. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The note is secured by personal assets owned by the officer. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029.

      In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company. The note is secured by a security interest in 200,000 shares of the Company's common stock owned by the officer. The note is payable on July 21, 2001 and bears interest at a rate of 7.508% per annum. Principal and interest on the note are full recourse.

      In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company. The note is secured by a security interest in 17,500 shares of the Company's common stock owned by the officer. The note is payable on July 25, 2001 and bears interest at a rate of 7.508% per annum. Principal and interest on the note are full recourse.

      In January 2001, the Company moved into new corporate headquarters under a ten-year lease commitment for approximately 73,000 square feet at an annual rental rate of approximately $1.8 million, with a five-month free rental period subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement. The Company also entered into a lease for furniture totalling approximately $1.5 million in January 2001. During 2000, the Company made deposits totalling approximately $2.2 million for leasehold improvements and approximately $340,000 for office furniture that will be used in the new corporate headquarters.

      In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001.

      The Company's financing activities, which mainly consisted of proceeds from the exercise of stock options offset by payments made on a line of credit for the Danish subsidiary provided approximately $488,000 for the year ended December 31, 2000.

      Primix' principal commitments as of December 31, 2000 consisted of obligations under noncancelable operating leases for monthly rent. See Note 7 of the Consolidated Financial Statements.

      The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, will be sufficient to meet its working capital and capital expenditure requirements through December 31, 2001. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The adoption of the guidance required by SAB 101 did not have a material impact on the Company's financial condition or results of operations.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, which was issued in June 2000. The statement is effective for the year ended December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Emerging Issues Task Force (the "EITF") has also issued a number of derivative-related tentative and final consensuses. The Company does not expect adoption of these statements to have a material impact on its consolidated financial position or results of operations.

      On July 1, 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. This interpretation clarified, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The effects of applying the Interpretation are recognized on a prospective basis. The adoption did not have a material impact on the Company's financial condition or results of operations.

Certain Factors That May Affect Future Results

If we are unable to meet our working capital requirements or obtain additional capital in the near future, our business may be adversely affected.

      We may require additional financing to fund the continuation and growth of our operations, including funding for capital expenditures and working capital requirements. We believe we have sufficient capital, with funding support from a stockholder/officer, to fund our operations through fiscal 2001. We are considering financing our current capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our net loss operating history might make it difficult to raise additional capital. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive funding to meet our obligations, we may have to substantially cut back our level of operations. These reductions could, in turn, affect our relationships with our clients and threaten our ability to continue as a going concern. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. As a result, if adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

We have a history of operating losses, expect to incur losses in the future and will not be successful unless we can reverse this trend.

      We expect to continue to incur increasing professional services and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business model and our ability to raise capital to sustain our operations. We experienced net losses of $4.2 million, $6.4 million and $15.3 million for the years ended December 31, 1998, 1999 and 2000 respectively. We expect to continue to incur operating losses during 2001, and it is uncertain when, if ever, we will achieve profitability.

Our clients may cancel or delay spending on business and technology initiatives because of the current economic climate.

      Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have begun to cancel or delay spending on business and technology consulting initiatives as a result. If companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations would be materially and adversely affected.

If businesses do not increase their use of the Internet as a means for conducting commerce, our revenues may be adversely affected.

      Our future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. We focus our services on the development and implementation of Internet strategies and solutions. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our revenue growth would slow or decline and our business, financial condition and results of operations may be materially and adversely affected. Consumers and businesses may reject the Internet as a viable medium for commerce for a number of reasons, including:

      -     inadequate network infrastructure;
      - delays in the development of Internet enabling technologies and performance improvements;
      - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;
      - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;
      - changes in, or insufficient availability of, telecommunications services to support the Internet; and
      - failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

If we do not attract and retain qualified professional staff, we may not be able to perform our client engagements adequately and could not accept new client engagements.

      Our business is labor intensive and our success will depend in large part upon our ability to attract, retain, train and motivate highly-skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic, experience modeling, creative design, technical or program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we may not match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

Our stock price is volatile and may result in substantial losses for investors.

      The trading price of our common stock is subject to wide fluctuations in response to:

            -     quarterly variations in operating results;
            -     changes in earnings estimates by securities analysts;
            - any differences between reported results and securities analysts' published or unpublished expectations;
            - announcements of new contracts or service offerings by us or our competitors;
            - market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; or
            - general economic or stock market conditions unrelated to our operating performance.

      In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

We must comply with the listing requirements of the Nasdaq National Market or the liquidity of our common stock will decline.

      Our common stock could be delisted from the Nasdaq National Stock market if, among other reasons, (i) the bid price per share of our common stock falls below $1.00 for thirty consecutive days, (ii) we have less than $4,000,000 in net tangible assets (total assets less total liabilities and goodwill), or (iii) the value of common stock held by our stockholders (other than our directors and executive officers) is less than $5,000,000.

      If Nasdaq delisted our common stock, we may seek to list our common stock for quotation on a regional stock exchange. However, if we are unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheets." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny-stock" rules. These rules impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, our stockholders would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. Finally, it may become more difficult for us to raise funds in the future through the sale of our securities.

As a significant number of our outstanding shares become available for sale in the future, our stock price would decline.

      Many shares of common stock presently issued and outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three-month period, an amount which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. In addition, we have registered the public sale of: 2,676,400 shares of Common Stock pursuant to a Registration Statement on Form S-3 to cover the resale of shares held by certain stockholders; and 5,197,533 shares of Common Stock pursuant to Registration Statements on Forms S-8 to cover the sale of shares acquired under our employee stock plans. Whether pursuant to Rule 144 or Registration Statement declared effective by the Commission, the possible sale of these restricted shares may, in the future, increase the number of free-trading shares and may have a depressive effect on the price of our common stock. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital in the future.

If we do not manage our growth effectively, our operating results may be adversely affected.

      Our growth has placed significant demands on our management and other resources. Our future success will depend on our ability to manage our growth effectively, including by:

            - developing and improving our operational, financial and other internal systems;
            - integrating and managing acquired businesses, joint ventures and strategic investments;
            -     training, motivating and managing our employees;
            -     estimating fixed-price fees and project timeframes accurately;
            -     maintaining high rates of employee utilization; and
            -     maintaining project quality and client satisfaction.

      Our management has limited experience managing a business of our current size. If we are unable to manage our growth and projects effectively, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations may be materially and adversely affected.

We have significant fixed operating costs which may be difficult to adjust in response to unanticipated fluctuations in revenues or unexpected termination of customer contracts.

      A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects may cause significant variations in operating results in any particular quarter and could result in losses for that quarter. An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain under-utilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations.

      Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

We enter into fixed-price contracts and could lose money on these contracts.

Some of our projects are based on fixed-price, fixed-time frame contracts, rather than contracts for which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time frame contract was based would adversely affect our ability to generate net income from the project, which could affect our overall profitability and could have a material effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We recognize that we will experience similar situations in the future and that the consequences could be more severe than in the past due to the increased size and complexity of our solutions. In addition, for some projects we may fix the price at an early stage of the process, which could result in a fixed price that turns out to be too low and therefore would adversely affect our profitability.

We depend heavily on a limited number of client projects, the loss of any of which would adversely affect our operating results.

      We derive a significant amount of our revenue, and believe that we may continue to derive, a significant amount of our revenues from a limited number of clients for whom we perform large projects. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to achieve anticipated benefits from acquisitions, our business could be adversely affected.

      During the past three years, we have completed four acquisitions. The anticipated benefits from these acquisitions, and future acquisitions, may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions require substantial attention from management. The diversion of management attention to attend to difficulties encountered in the integration process could cause other significant matters to be mishandled due to inattention and could have a material adverse effect on our business, financial condition and results of operations.

If we do not keep pace with technological changes, our competitive position may suffer.

      Our markets and the technologies used in our solutions are characterized by rapid technological change. Failure to respond in a timely and cost-effective way to these technological developments may have a material adverse effect on our business, financial condition and results of operations. We expect to derive a substantial portion of our revenues from providing Internet solutions that are based upon leading technologies and that are capable of adapting to future technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

We face significant competition in a market that is new and rapidly changing.

      The market for the services we provide is highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our market have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our market and we have faced, and expect to continue to face, competition from new entrants into our market. Increased competition could result in price reductions, fewer consulting engagements, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability to address the needs of our prospective customers. Such competition could materially and adversely affect our ability to obtain and retain support for our services.

      There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so could have a material adverse effect upon our business, operating results and financial condition.

Government regulation could interfere with the acceptance of the Internet and electronic commerce, which would adversely affect the demand for our services.

      Any new laws and regulations applicable to the Internet and electronic commerce that are adopted by federal, state or foreign governments could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

Our current international business and further expansion of that international business could result in financial losses due to changes in foreign economic conditions or fluctuations in currency and exchange rates.

      We currently conduct significant international business and expect to continue to expand our international operations. We currently have offices in Denmark and Sweden. We have limited experience in marketing, selling and providing our services internationally. We currently have offices in Denmark and Sweden and our international operations are subject to significant inherent risks, including:

            -     recessions in foreign countries;
            -     fluctuations in currency exchange rates;
            - the scheduled conversion to the euro by most European Union members;
            - difficulties and costs of staffing and managing foreign operations;
            - reduced protection for intellectual property in some countries;
            -     changes in regulatory requirements; and
            - restrictions by the United States on the import and export of technologies.

If we are unable to protect our proprietary information, our business could be adversely affected.

      Our success depends, in part, upon our proprietary information and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, despite our efforts to protect our proprietary information, there can be no assurance that our competitor will not independently develop competing technologies or methodologies.
Furthermore, the laws of foreign countries in which our services may be sold may not protect our intellectual property rights to the same extent as the laws of the United States.

We may not have the right to resell or reuse solutions developed for specific clients.

      A portion of our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

Certain of our officers and directors have significant voting power and may effectively control the outcome of any stockholder vote.

      As of March 20, 2001, Lennart Mengwall and Kevin Azzouz, our Co-Chief Executive Officers and directors, directly and indirectly beneficially own in the aggregate approximately 45% of our common stock. As a result, they have the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change of control of Primix even if such a change of control would benefit other stockholders.

We are dependent on our key personnel.

      Our success will depend in large part upon the continued services of a number of key employees. The loss of the services of one or more of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. Competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our technical and managerial employees or that we will be able to attract and retain such personnel in the future.

Our corporate governance provisions may deter a financially attractive takeover attempt.

      Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders would receive a premium for their shares. These provisions include the following:

            - any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken other than by a unanimous written consent;
            - stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;
            - our Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of stock.

We have not paid and do not intend to pay any dividends.

To date, we have not paid any cash dividends on our Common Stock. Our Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Furthermore, as we will be required to obtain additional financing, there may be restrictions on our ability to declare any cash dividends on our Common Stock in the future.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described above. We do not assume any obligation to update any of the forward-looking statements we make.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year end, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Foreign currency transaction gains or losses for the Company's subsidiaries are included in the accompanying consolidated statements of operations and comprehensive loss. The Company had accounts receivable of $1.3 million and $0 denominated in foreign currency as of December 31, 2000 and December 31, 1999, respectively.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Primix Solutions Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants ................................     20
Consolidated Balance Sheets as of December 31, 1999 and 2000 ............     21
Consolidated Statements of Operations and Comprehensive Loss
for the Years Ended December 31, 1998, 1999 and 2000 ....................     22
Consolidated Statements of Stockholders' Equity .........................     23
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000 ........................................     24
Notes to Consolidated Financial Statements ..............................     25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Primix Solutions Inc.:

      We have audited the accompanying consolidated balance sheets of Primix Solutions Inc. (a Delaware corporation) as of December 31, 1999 and 2000 and the related consolidated statements of operations and comprehensive loss, and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primix Solutions Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 2001

                              Primix Solutions Inc.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1999          2000
                                                                                             --------      --------

                                               ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ........................................................     $  5,685      $  4,813
      Marketable securities ............................................................       12,855            --
      Accounts receivable, net of allowance of $50 and $120 in 1999 and 2000,
            respectively ...............................................................        3,552         4,143
      Prepaid expenses and other current assets ........................................          501           663
      Notes receivable from related parties ...........................................           150           870
                                                                                             --------      --------
            Total current assets .......................................................       22,743        10,489
                                                                                             --------      --------
PROPERTY AND EQUIPMENT, AT COST:
      Construction in progress .........................................................           --         2,922
      Computer and office equipment ....................................................        2,752         1,913
      Furniture and fixtures ...........................................................          457           667
      Leasehold improvements ...........................................................           60           120
                                                                                             --------      --------
                                                                                                3,269         5,622
      Less--accumulated depreciation and amortization ..................................        2,813         1,160
                                                                                             --------      --------
            Property and equipment, net ................................................          456         4,462
                                                                                             --------      --------

OTHER ASSETS:
       Intangible assets, net of accumulated amortization of $241 and $1,934 in 1999 and
       2000, respectively ..............................................................        3,812         5,371
       Notes receivable from related parties ...........................................          325           500
       Other assets ....................................................................           --           393
                                                                                             --------      --------
            Total assets ...............................................................     $ 27,336      $ 21,215
                                                                                             ========      ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Line of credit ...................................................................     $     --      $    344
      Accounts payable .................................................................          967         1,229
      Accrued expenses .................................................................        1,916         3,941
      Note payable to related party ....................................................           --           107
                                                                                             --------      --------
            Total current liabilities ..................................................        2,883         5,621
                                                                                             --------      --------

Commitments (Note 7)

STOCKHOLDERS' EQUITY:
      Preferred stock, par value $1.00 per share; 5,000 shares authorized; no
            shares issued and outstanding ..............................................           --            --
      Common stock, par value $0.001 per share; 50,000 shares authorized;
            15,339 and 18,054 shares issued and outstanding in 1999 and 2000,
            respectively ...............................................................           15            18
      Treasury stock ...................................................................       (1,296)           --
      Additional paid-in capital .......................................................       60,219        66,947
      Deferred compensation ............................................................           --        (1,507)
      Accumulated deficit ..............................................................      (34,485)      (49,777)
      Cumulative translation adjustment ................................................           --           (87)
                                                                                             --------      --------
            Total stockholders' equity .................................................       24,453        15,594
                                                                                             --------      --------
            Total liabilities and stockholders' equity .................................     $ 27,336      $ 21,215
                                                                                             ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                                   Year Ended December 31,
                                                             ------------------------------------
                                                               1998          1999          2000
                                                             --------      --------      --------
Revenue:
      Professional services ............................     $  4,605      $ 11,989      $ 21,413
      Software license and maintenance .................          211            --            --
                                                             --------      --------      --------
            Total revenue ..............................        4,816        11,989        21,413
                                                             --------      --------      --------
Operating expenses:
      Professional services ............................        4,010         9,406        15,013
      General and administrative .......................        4,124         6,309        10,498
      Sales and marketing ..............................        2,197         3,442         6,071
      Amortization of intangible assets ................           --           241         5,116
      Research and development .........................          309           131           541
      Stock compensation ...............................           --            --           175
                                                             --------      --------      --------
            Total operating expenses ...................       10,640        19,529        37,414
                                                             --------      --------      --------
Operating loss .........................................       (5,824)       (7,540)      (16,001)
Interest income, net ...................................        1,622         1,117           709
                                                             --------      --------      --------
Net loss ...............................................     $ (4,202)     $ (6,423)     $(15,292)
                                                             ========      ========      ========
Other comprehensive loss:
      Foreign currency translation adjustment ..........           --            --           (87)
                                                             --------      --------      --------
Comprehensive loss .....................................     $ (4,202)     $ (6,423)     $(15,379)
                                                             ========      ========      ========

Basic and diluted net loss per common share ............     $  (0.29)     $  (0.44)     $  (1.00)
                                                             ========      ========      ========

Basic and diluted weighted average shares outstanding ..       14,398        14,626        15,242
                                                             ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                                 Common Stock            Treasury Stock
                                                                             --------------------     ---------------------

                                                                             Number
                                                                               of        $0.001       Number of
                                                                             Shares     Par Value       Shares       Amount
                                                                             ------     ---------       ------       ------
Balance, December 31, 1997 ...........................................       15,068     $     15          697      $ (1,656)
   Issuance of common stock from stock option exercises ..............           --           --          (12)           29
   Issuance of common stock for employee stock purchase
     plan ............................................................           --           --          (47)          111
   Issuance of common stock for the purchase of Advis, Inc. ..........          171           --           --            --
   Net loss ..........................................................           --           --           --            --
                                                                           --------     --------     --------      --------
Balance, December 31, 1998 ...........................................       15,239           15          638        (1,516)
   Repurchase of common stock for settlement of Advis, Inc. ..........           --           --           93          (244)
   Issuance of common stock from stock option exercises ..............           --           --         (136)          325
   Issuance of common stock for employee stock purchase
     plan ............................................................           --           --          (58)          139
   Issuance of common stock for the purchase of Black
     Bean Studios, Inc. ..............................................          100           --           --            --
   Net loss ..........................................................           --           --           --            --
                                                                           --------     --------     --------      --------
Balance, December 31, 1999 ...........................................       15,339           15          537        (1,296)
   Repurchase of treasury stock ......................................           --           --           48          (612)
   Issuance of common stock from stock option exercises ..............           39           --         (513)        1,722
   Issuance of common stock for employee stock purchase
     plan ............................................................           --           --          (72)          186
   Issuance of common stock for the purchase of Primant AB ...........        1,000            1           --            --
   Issuance of restricted stock grants for the purchase of
     Primant AB ......................................................          300           --           --            --
   Issuance of common stock for the purchase of 21st dk ..............        1,054            1           --            --
   Issuance of restricted stock grants  for the purchase of 21st dk ..          322            1           --            --
   Amortization of deferred compensation .............................           --           --           --            --
   Cumulative translation adjustment .................................           --           --           --            --
   Net loss ..........................................................           --           --           --            --
                                                                           --------     --------     --------      --------
Balance, December 31, 2000 ...........................................       18,054     $     18           --      $     --
                                                                           ========     ========     ========      ========
                                                                        Additional
                                                                          Paid-in      Deferred    Accumulated
                                                                          Capital    Compensation     Deficit
                                                                          -------    ------------     -------
Balance, December 31, 1997 ...........................................   $ 58,906      $     --      $(23,860)
   Issuance of common stock from stock option exercises ..............         (1)           --            --
   Issuance of common stock for employee stock purchase
     Plan ............................................................        (46)           --            --
   Issuance of common stock for the purchase of Advis, Inc. ..........        321            --            --
   Net loss ..........................................................         --            --        (4,202)
                                                                         --------      --------      --------
Balance, December 31, 1998 ...........................................     59,180            --       (28,062)
   Repurchase of common stock for settlement of Advis, Inc. ..........         --            --            --
   Issuance of common stock from stock option exercises ..............         11            --            --
   Issuance of common stock for employee stock purchase
     plan ............................................................        (47)           --            --
   Issuance of common stock for the purchase of Black
     Bean Studios, Inc. ..............................................      1,075            --            --
   Net loss ..........................................................         --            --        (6,423)
                                                                         --------      --------      --------
Balance, December 31, 1999 ...........................................     60,219            --       (34,485)
   Repurchase of treasury stock ......................................         --            --            --
   Issuance of common stock from stock option exercises ..............       (563)           --            --
   Issuance of common stock for employee stock purchase
     plan ............................................................         14            --            --
   Issuance of common stock for the purchase of Primant AB ...........      4,999            --            --
   Issuance of restricted stock grants for the purchase of
     Primant .........................................................      1,500        (1,500)           --
   Issuance of common stock for the purchase of 21st dk ..............        596            --            --
   Issuance of restricted stock grants  for the purchase of 21st dk ..        182          (182)           --
   Amortization of deferred compensation .............................         --           175            --
   Cumulative translation adjustment .................................         --            --            --
   Net loss ..........................................................         --            --       (15,292)
                                                                         --------      --------      --------
Balance, December 31, 2000 ...........................................   $ 66,947      $ (1,507)     $(49,777)
                                                                         ========      ========      ========
                                                                          Cumulative      Total
                                                                         Translation   Stockholders'
                                                                          Adjustment      Equity
                                                                          ----------      ------
Balance, December 31, 1997 ...........................................     $     --      $ 33,405
   Issuance of common stock from stock option exercises ..............           --            28
   Issuance of common stock for employee stock purchase
     Plan ............................................................           --            65
   Issuance of common stock for the purchase of Advis, Inc. ..........           --           321
   Net loss ..........................................................           --        (4,202)
                                                                           --------      --------
Balance, December 31, 1998 ...........................................           --        29,617
   Repurchase of common stock for settlement of Advis, Inc. ..........           --          (244)
   Issuance of common stock from stock option exercises ..............           --           336
   Issuance of common stock for employee stock purchase
     plan ............................................................           --            92
   Issuance of common stock for the purchase of Black
     Bean Studios, Inc. ..............................................           --         1,075
   Net loss ..........................................................           --        (6,423)
                                                                           --------      --------
Balance, December 31, 1999 ...........................................           --        24,453
   Repurchase of treasury stock ......................................           --          (612)
   Issuance of common stock from stock option exercises ..............           --         1,159
   Issuance of common stock for employee stock purchase
     plan ............................................................           --           200
   Issuance of common stock for the purchase of Primant AB ...........           --         5,000
   Issuance of restricted stock grants for the purchase of
     Primant .........................................................           --            --
   Issuance of common stock for the purchase of 21st dk ..............           --           597
   Issuance of restricted stock grants  for the purchase of 21st dk ..           --             1
   Amortization of deferred compensation .............................           --           175
   Cumulative translation adjustment .................................          (87)          (87)
   Net loss ..........................................................           --       (15,292)
                                                                           --------      --------
Balance, December 31, 2000 ...........................................     $    (87)     $ 15,594
                                                                           ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Year Ended December 31,
                                                                                        ------------------------------------
                                                                                          1998          1999          2000
                                                                                        --------      --------      --------
Cash flows from operating activities:
   Net loss .......................................................................     $ (4,202)     $ (6,423)     $(15,292)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization ................................................          877           968         5,582
     Stock compensation ...........................................................           --            --           175
     Changes in operating assets and liabilities--
       Accounts receivable ........................................................       (1,450)         (681)          700
       Prepaid expenses and other current assets ..................................           24          (302)           99
       Accounts payable ...........................................................         (316)           (6)          (74)
       Accrued expenses ...........................................................          207          (270)          690
       Deferred revenue ...........................................................         (407)          (84)           --
                                                                                        --------      --------      --------
          Net cash used in operating activities ...................................       (5,267)       (6,798)       (8,120)
                                                                                        --------      --------      --------
Cash flows from investing activities:
   Purchases of marketable securities .............................................      (14,313)      (21,864)       (8,196)
   Maturities of marketable securities ............................................       37,222         9,009        21,051
   Purchases of property and equipment ............................................          (74)         (363)       (4,297)
   Acquisitions, net of cash acquired .............................................          (40)         (787)         (452)
   Increase in other assets .......................................................       (1,732)         (305)       (1,259)
                                                                                        --------      --------      --------
          Net cash provided by (used in) investing activities .....................       21,063       (14,310)        6,847
                                                                                        --------      --------      --------
Cash flows from financing activities:
   Payment of note payable to related party .......................................           --          (204)           --
   Proceeds from the exercise of stock options ....................................           28           336           547
   Proceeds from common stock purchased through employee stock purchase plan ......           65            92           200
   Payments on line of credit .....................................................           --            --          (259)
   Payment of capital lease obligations ...........................................           --          (124)           --
                                                                                        --------      --------      --------
          Net cash provided by financing activities ...............................           93           100           488
                                                                                        --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents ......................           --            --           (87)
                                                                                        --------      --------      --------

Net increase (decrease) in cash and cash equivalents ..............................       15,889       (21,008)         (872)
Cash and cash equivalents, beginning of year ......................................       10,804        26,693         5,685
                                                                                        --------      --------      --------
Cash and cash equivalents, end of year ............................................     $ 26,693      $  5,685      $  4,813
                                                                                        ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for interest .........................................................     $     --      $      8      $      5
                                                                                        ========      ========      ========

   Cash paid for income taxes .....................................................     $     40      $     --      $     --
                                                                                        ========      ========      ========

Supplemental disclosure of noncash financing activities:
    Acquisition of Advis, Inc., Black Bean Studios, Inc. and Primant AB in 1998,
       1999 and 2000, respectively (Note 2):
               Fair value of net assets acquired ..................................     $  2,159      $  1,895      $  5,481
               Liabilities assumed and incurred ...................................       (1,798)          (33)         (276)
               Issuance of common stock ...........................................         (321)       (1,075)       (5,000)
                                                                                        --------      --------      --------
               Cash paid for acquisition ..........................................     $     40      $    787      $    205
                                                                                        ========      ========      ========

    Acquisition of 21st dk in 2000 (Note 2):
               Fair value of net assets acquired ..................................     $     --      $     --      $  2,020
               Liabilities assumed and incurred ...................................           --            --        (1,177)
               Issuance of common stock ...........................................           --            --          (596)
                                                                                        --------      --------      --------
               Cash paid for acquisition ..........................................     $     --      $     --      $    247
                                                                                        ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              Primix Solutions Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Significant Accounting Policies

      (a) Organization

      Primix Solutions Inc. ("Primix" or the "Company"), a Delaware corporation, was incorporated in January 1994. Primix is a professional services firm focused on helping clients improve their business results through the application of Internet, wireless and broadband technology. The Company principally performs professional services in the United States and Scandinavia.

      In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001.

      (b) Principles of Consolidation

      The consolidated financial statements include the accounts of Primix and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

      (c) Foreign Currency Translation

      The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenue and expense accounts. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

      (d) Use of Estimates in the Preparation of the Financial Statements

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

      (e) Revenue Recognition

      The Company formerly generated software and maintenance revenue from licensing the rights to use its software products. The Company currently only generates professional services revenue.

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

      Revenue from software license fees was recognized upon delivery, net of estimated returns, provided there were no significant post-delivery obligations, and payment was due within one year and was probable of collection. If acceptance was required, software license revenue was recognized upon customer acceptance. Maintenance revenue was deferred at the time of billing and recognized ratably over the term of the support period, which was typically one year. The Company has not recognized software license or maintenance revenue since September 1998.

      Deferred revenue primarily relates to prepaid consulting services fees.

      (f) Professional Services

      Professional services expenses consist primarily of compensation and benefits for employees and fees to third party service providers engaged in the delivery of professional services and non-reimbursable expenses related to client projects.

      (g) Cash and Cash Equivalents

      The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31(in thousands):

                                                          1999             2000
                                                         ------           ------
Corporate debt instruments ...................           $3,301           $   --
Cash and money market accounts ...............            2,384            4,813
                                                         ------           ------
                                                         $5,685           $4,813
                                                         ======           ======

      (h) Marketable Securities

      Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

      In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investments in marketable securities as "held-to-maturity" securities. Accordingly, marketable securities as of December 31, 1999 are recorded at amortized cost, which approximates fair market value. The Company had no investments in marketable securities at December 31, 2000.

      The Company held the following marketable securities at December 31, 1999 (in thousands):

U.S. Government and Government Agency Securities
(average maturity of 93 days at December 31, 1999) ................      $ 2,003
Commercial Paper (average maturity of 118 days at December 31,
           1999) ..................................................       10,852
                                                                         -------
                                                                         $12,855
                                                                         =======

      (i) Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, notes receivable from related parties, accounts payable, capital lease obligations, line of credit and note payable to related party. The estimated fair value of these financial instruments approximates their carrying value.

      (j) Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets (three to five years) once the assets are placed in service. Equipment under capital leases is amortized over the shorter of the useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the lease period or the useful life of the improvement.

      (k) Research and Development and Software Development Costs

      In accordance with SFAS No. 86, Accounting for the Costs of Software to Be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company concluded that it cannot determine technological feasibility until a fully functional working model is complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release was very short and, consequently, the amounts that could be capitalized were generally not material to the Company's financial position or results of operations. Therefore, the Company has charged all internally generated research and development expenses to operations in the period incurred.

      The Company is currently not developing software to be sold independently from its service offerings. Therefore, there are no costs subject to qualification under SFAS No. 86. Research and development expenses consisted of costs incurred to manage the knowledge and expertise of the strategic, technical and creative design disciplines.

      (l) Significant Customers and Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 1999, one customer accounted for approximately 42% of total accounts receivable. At December 31, 2000, three customers accounted for approximately 14%, 13% and 10% of total accounts receivable. Three customers accounted for approximately 35%, 20% and 10% of total revenue for the year ended December 31, 1998. One customer accounted for approximately 33% of total revenue for the year ended December 31, 1999. Three customers accounted for approximately 15%, 13% and 10% of total revenue for the year ended December 31, 2000.

      For the years ended December 31, 1998, 1999 and 2000, sales outside of the United States accounted for approximately 1%, 0% and 15% of total revenue, respectively. The Company had accounts receivable of $0 and $1.3 million denominated in foreign currency as of December 31, 1999 and December 31, 2000, respectively. To reduce accounts receivable credit risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To reduce cash equivalent and marketable securities credit risk, the Company invests in highly liquid U.S. government and commercial paper obligations with maturities of less than one year. The Company limits the amount of holdings with any one particular financial institution or government agency.

      (m) Net Loss per Common Share

      In accordance with SFAS No. 128, Earnings per Share, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options, unvested restricted shares and warrants (number of antidilutive shares were approximately 1,765,000, 3,394,000 and 5,657,000 as of December 31, 1998, 1999
and 2000, respectively) would be antidilutive. For the year ended December 31, 2000, the 5,657,000 antidilutive shares includes approximately 1,327,000 unvested restricted shares issued in connection with the Primant and 21st acquisitions.

      (n) Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices to the extent such exercise prices are less than fair market value of Primix' common stock at date of grant. Primix follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 3).

      (o) Intangible Assets

      Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangible assets are stated at cost and are amortized on a straight-line basis over the estimated future periods to be benefited (two to ten years). Approximately $0, $241,000 and $5.1 million of amortization was charged to expense for the years ended December 31, 1998, 1999 and 2000, respectively. On a quarterly basis, the Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill and other intangible assets or render the goodwill and other intangible assets not recoverable. The Company measures the potential impairment of recorded goodwill and other intangible assets by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired company. In December 2000, the Company recorded a non-cash accounting charge of $3.4 million due to the impairment and write-off of goodwill related to the Advis and Black Bean acquisitions as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (see Note 2). No impairment losses were recognized in 1998 or 1999.

      (p) Comprehensive Income (Loss)

      During 1998, the Company adopted SFAS No. 130, Reporting of Comprehensive Income. Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) items. Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $15,379,000 for the year ended December 31, 2000. Total comprehensive loss was the same as net loss for the years ended December 31, 1998 and 1999.

      (q) Segment Reporting

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports issued to stockholders.

      The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

                                 Total Revenue             Long-Lived Assets (1)
                          ---------------------------   ---------------------------
                            1998     1999      2000       1998      1999      2000
                            ----     ----      ----       ----      ----      ----
United States             $ 4,768   $11,989   $18,205   $ 3,148   $ 4,593   $10,507
Sweden                         --        --     3,099        --        --        97
Denmark                        --        --       109        --        --       122
Other foreign countries        48        --        --        --        --        --
                          -------   -------   -------   -------   -------   -------
                          $ 4,816   $11,989   $21,413   $ 3,148   $ 4,593   $10,726
                          =======   =======   =======   =======   =======   =======

(1) All intangible assets are recorded in the parent company's financial statements.

      (r) Reclassification of Financial Statements

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      (s) Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The adoption of the guidance required by SAB 101 did not have a material impact on the Company's financial condition or results of operations.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, which was issued in June 2000. The statement is effective for the year ended December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Emerging Issues Task Force (the "EITF") has also issued a number of derivative-related tentative and final consensuses. The Company does not expect adoption of these statements to have a material impact on its financial condition or results of operations.

      On July 1, 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. This interpretation clarified, among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The effects of applying the interpretation are recognized on a prospective basis. The adoption did not have a material impact on the Company's financial condition or results of operations.

2. Acquisitions

      (a) 21st dk A/S

      On December 27, 2000, the Company acquired 21st dk A/S ("21st"), a privately held Denmark-based e-Business solutions company. The total consideration consisted of approximately $247,000 cash paid to Cell Network AB ("Cell"), a controlling shareholder of 21st, and 1,054,844 shares of the Company's common stock, which was valued at $0.56 per share, the fair market value of the stock at the date of the acquisition. The 1,054,844 shares were issued to the shareholders of 21st. In addition, the Company assumed 21st's liabilities of approximately $1,177,000. The excess purchase price over the net assets acquired of approximately $1.6 million is being amortized over the estimated lives of the acquired assets (2 to 3 years), beginning in January 2001.

      Immediately prior to the acquisition, Promax Commercial Holdings Limited ("Promax") invested $250,000 in 21st in exchange for 846 shares of 21st. Concurrent with the acquisition, these shares were exchanged for 360,763 shares of Primix.

      In connection with the purchase of 21st, Primant sold its existing subsidiary in Denmark, Primant A/S ("Primant-Denmark"), through a sale of all of the issued and outstanding shares of Primant-Denmark to Incubator IT ApS, a Danish Company, for an aggregate price of one Danish kroner (approximately $0.13) and the assumption by Incubator of all outstanding indebtedness and liabilities of Primant-Denmark. The Company believes that the controlling owner of Incubator is also the controlling owner of Promax, a former shareholder of 21st. No gain or loss was incurred upon the sale.

      On December 27, 2000, the Company issued 321,556 shares of restricted common stock (the "Restricted Shares") at a price per share of $0.01 to the principal shareholders and employees of 21st in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to accelerated vesting upon the achievement of certain performance objectives of 21st. As a result, the Company recorded approximately $182,000 of deferred compensation, which represents the difference between the fair market value of the Company's common stock on the award date and the purchase price per share, which is being amortized on a straight-line basis over a 5-year period.

      In December 2000, Cell loaned 21st 850,000 Danish kroner (approximately $107,000) to satisfy certain obligations. This loan is included in the net liabilities acquired and bears interest at the Copenhagen Interbank Offered Rate ("CIBOR") rate plus 2%. At December 31, 2000, $107,000 was outstanding under this loan. The Company paid the loan in full in March 2001.

      In connection with the 21st acquisition, the Company assumed two lines of credit with two Danish banks totalling 4.5 million Danish kroner (approximately $565,000). These short-term lines of credit carry no commitment fees or significant covenants. Interest is paid quarterly on the last day of each quarter at a rate calculated by the bank (10.5% at December 31, 2000). On December 29, 2000, the Company paid off one of the foreign lines of credit totalling approximately $258,000, including approximately $6,000 of accrued interest. At December 31, 2000, the Company had available one line of credit with a Danish bank totalling 2.5 million Danish kroner (approximately $125,000) of which approximately $336,000 was outstanding. The bank approved a temporary increase in borrowings at December 31, 2000. This line was reduced to one million Danish kroner in January 2001 and expired on March 15, 2001. The Company is currently re-negotiating the foreign line of credit.

      (b) Primant AB

      On May 31, 2000, the Company acquired Primant AB ("Primant"), a privately held Sweden-based e-Business solutions company specializing in Microsoft systems integrations. The total consideration consisted of 895,522 shares of the Company's common stock, which was valued at $5.00 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Primant's liabilities of approximately $276,000. The excess purchase price over the net assets acquired of approximately $5.1 million is being amortized over the estimated lives of the acquired assets (2 to 3 years), beginning in June 2000.

      On July 6, 2000, the Company issued 104,478 shares of common stock in exchange for shares of Primant issued upon the exercise of all outstanding stock options of Primant (the "Option Exchange"). The Company also made a cash payment of approximately $205,000 in connection with the Option Exchange. In addition, the Company paid for the related legal fees of the Primant optionholders.

      In connection with the Primant acquisition, on August 21, 2000, the Company issued 300,000 shares of restricted common stock (the "Restricted Shares") at a price per share of $0.01 to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of Primant. As a result, the Company recorded $1.5 million of deferred compensation, which represents the difference between the fair market value of the Company's common stock on the award date and the purchase price per share, which is being amortized on a straight-line basis over a 5-year period. For the year ended December 31, 2000, the Company recorded $175,000 of stock compensation expense.

      A summary of the intangible assets of Primant and their respective useful lives is as follows (in thousands):

Intangible Asset                                        Amount       Useful Life
----------------                                        ------       -----------
Developed Technology                                    $2,000         2 years
Assembled Workforce                                        500         2 years
Tradename                                                  400         3 years
Goodwill                                                 2,211         3 years
                                                        ------
Total                                                   $5,111
                                                        ======

      The allocation of the purchase price was determined by an independent third party appraisal.

      Set forth below are unaudited pro forma combined results of operations of the Company and Primant as if the Primant acquisition had been completed at the beginning of 1999. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the Primant acquisition been completed as of January 1, 1999 (amounts in thousands, except per share data).

                                                         Year Ended December 31,
                                                         -----------------------
                                                           1999           2000
                                                           ----           ----
Net revenue .......................................      $16,433        $ 23,791
Net loss ..........................................      $(8,364)       $(16,101)
Net loss per share - basic and diluted ............      $ (0.56)       $  (1.06)

      (c) Black Bean Studios, Inc.

      On December 3, 1999, the Company acquired Black Bean Studios, Inc. ("Black Bean"), a privately held Boston-based design boutique specializing in digital media.

      The Company purchased all of the outstanding stock of Black Bean for approximately $787,000 cash and 100,000 shares of the Company's common stock, which was valued at $10.75 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Black Bean's liabilities of approximately $33,000. The excess purchase price over the net assets acquired of approximately $1.9 million was recorded as goodwill and was being amortized over its estimated useful life of 10 years, beginning in December 1999.

      In December 2000, based on its current analysis of the undiscounted value of expected future operating cash flows in relation to its net capital investment in Black Bean, the Company wrote off the remaining balance of goodwill totalling $1.7 million associated with the Black Bean acquisition.

      (d) Advis, Inc.

      On December 31, 1998, the Company acquired Advis, Inc. ("Advis"), a privately held Boston-based e-Business consulting company, which augmented the depth and breadth of the Company's capabilities in developing highly advanced systems architectures that support e-Business solutions.

      The total consideration consisted of approximately $40,000 cash, 171,000 shares of the Company's common stock, which was valued at $1.875 per share, the fair market value of the stock at the date of the acquisition, a note payable of $204,000 paid in January 1999 and the assumption of $1,798,000 of net liabilities. Included in the net liabilities are accounts receivable of $638,000, prepaid expenses and other current assets of $39,000 and computer and office equipment of $56,000. In December 1998, the Company advanced Advis $1,543,000 to satisfy certain obligations. This advance is included in the net liabilities acquired. The excess purchase price over the net assets acquired of approximately $2.2 million was recorded as goodwill and was being amortized over its estimated useful life of 10 years, beginning in January 1999.

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

      In December 2000, based on its current analysis of the undiscounted value of expected future operating cash flows in relation to its net capital investment in Advis, the Company wrote off the remaining balance of goodwill totalling $1.7 million associated with the Advis acquisition.

      In connection with the acquisitions, the following non-cash transactions occurred (in thousands):

                                        Advis   Black Bean   Primant      21st
                                       -------  ----------   -------    -------
Fair value of net assets acquired      $ 2,159    $ 1,895    $ 5,481    $ 2,020
Liabilities assumed                     (1,798)       (33)      (276)    (1,177)
Issuance of common stock                  (321)    (1,075)    (5,000)      (596)
                                       -------    -------    -------    -------
Cash paid for acquisition              $    40    $   787    $   205    $   247
                                       =======    =======    =======    =======

      All transactions have been accounted for as purchases in accordance with APB No. 16, Business Combinations. Accordingly, the operating results of the acquired businesses are included in the Company's consolidated financial statements from the dates of acquisition. Proforma disclosure of combined operating results prior to the 21st, Black Bean and Advis acquisitions has not been disclosed herein as the acquisitions were not material.

3. Stockholders' Equity

      (a) Authorized Capital Stock

      As of December 31, 2000, the Company's authorized capital stock consisted of 50,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $1.00 par value per share.

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

      In March 2000, the sole stockholder of Advis tendered 47,964 shares of the Company's common stock to the Company in order to cover the exercise of stock options. The 47,964 shares were classified as treasury stock with a total cost of $612,000. The shares were valued at the closing price of the Company's common stock on the day the shares were tendered.

      As of December 31, 2000, the Company has issued all shares from treasury for the Company's employee stock option and the employee stock purchase plans.

      (c) Stock Options

      1995 Stock Plan

      The Company's 1995 Stock Plan (the "1995 Plan") provides for the issuance of incentive stock options (ISOs), nonqualified stock options and shares of common stock. Under the terms of the 1995 Plan, nonqualified stock options may be granted at a price not less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant or (ii) 50% of the fair market value per share of common stock on the date of such grant and, in the case of ISOs, not less than the fair market value per share at the date of grant.

      1996 Stock Plan

      On May 17, 1996, the Board of Directors and stockholders approved the Company's 1996 Stock Plan (the "1996 Plan").

      In June 1999, the 1996 Plan was amended to increase the authorized number of shares of common stock available for issuance to 3,500,000 shares.

      In October 2000, the 1996 Plan was amended to allow all directors to receive an initial option grant to purchase 20,000 shares of common stock, with an exercise price at the then fair market value, when such director is first appointed to the Board of Directors. In addition, each director will receive an option grant to purchase 5,000 shares of common stock, with an exercise price at the then fair market value, on each January 1 that such director is a member of the Board of Directors.

      On January 26, 2001, the Board of Directors adopted an amendment to the 1996 Plan, as amended, to increase the authorized number of shares of common stock available for issuance to 5,500,000 shares. This amendment was approved by the stockholders on March 22, 2001.

      The Company has reserved approximately 5,904,000 shares of common stock for issuance under the 1995 Plan and the 1996 Plan. As of December 31, 2000, there were approximately 363,000 shares available for grant. Generally, the options granted under both plans vest annually over four years and expire after ten years. In 1999, the Company amended the vesting period so that all options granted in 1999 and thereafter generally vest 25% after one year of service and quarterly for the three years thereafter.

      The following table summarizes incentive and nonqualified stock option activity under the 1995 and 1996 Stock Plans (in thousands, except per share data):

                                                                       Weighted
                                                                        Average
                                          Number           Price         Price
                                         of Shares       per Share     per Share
                                         ---------       ---------     ---------
Outstanding, December 31, 1997 .......       900        $1.50-16.00     $ 2.94
    Granted ..........................     1,081         1.25- 3.06       2.11
    Exercised ........................       (12)        1.50- 2.50       2.29
    Canceled .........................      (227)        1.25-16.00       3.16
                                          ------       ------------     ------

Outstanding, December 31, 1998 .......     1,742         1.25-12.00       2.40
                                          ------       ------------     ------
    Granted ..........................     2,589         2.44-10.81       4.72
    Exercised ........................      (136)        1.25- 4.50       2.47
    Canceled .........................      (825)        1.25-12.00       2.57
                                          ------       ------------     ------

Outstanding, December 31, 1999 .......     3,370         1.25-12.00       4.14
                                          ------       ------------     ------
    Granted ..........................     2,950         0.53-11.75       2.92
    Exercised ........................      (518)        1.25- 3.06       2.08
    Canceled .........................    (1,539)        1.25-10.81       5.54
                                          ------       ------------     ------

Outstanding, December 31, 2000 .......     4,263       $ 0.53-12.00     $ 3.04
                                          ======       ============     ======

Exercisable, December 31, 2000 .......       885       $ 1.25-12.00     $ 3.18
                                          ======       ============     ======
Exercisable, December 31, 1999 .......       590       $ 1.25-12.00     $ 2.52
                                          ======       ============     ======
Exercisable, December 31, 1998 .......       282       $ 1.25-12.00     $ 2.86
                                          ======       ============     ======

      The following detail pertains to outstanding options of the Company at December 31, 2000 (in thousands, except per share data):

  Number of   Exercise Price    Weighted Average                        Weighted Average
   Shares     Range per Share  Exercise Price per       Number of      Exercise Price per
   ------       Outstanding    Share Outstanding   Shares Exercisable  Share Exercisable
                -----------    -----------------   ------------------  -----------------
    814       $ 0.53-  $1.60         $ 0.58                 34              $ 1.36
  2,545         1.60-   3.20           2.47                758                2.59
    186         3.20-   4.80           4.04                 17                4.50
    409         4.80-   6.40           5.59                  7                5.82
      4         6.40-   8.00           7.85                  2                7.83
     86         8.00-   9.60           8.48                 26                8.53
    137         9.60-  11.20          10.63                 34               10.63
     82        11.20-  12.00          11.77                  7               12.00
  -----       ---------------        ------                ---              ------
  4,263       $ 0.53- $12.00         $ 3.04                885              $ 3.18
  =====       ===============        ======                ===              ======

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options, including stock purchase plans, or warrants granted to employees to be included in the statement of operations and comprehensive loss or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1998, 1999 and 2000 are as follows:

                                          1998              1999              2000
                                      ------------      -------------     -------------
Risk-free interest rate ...........   4.18% - 5.63%     4.60% - 6.19%     5.28% - 6.72%
Expected dividend yield ...........         --                --                --
Expected life .....................      5 years           5 years           4 years
Expected volatility ...............        100%              100%              121%
Weighted average fair value
of options granted ................       $2.11             $4.72             $2.92

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

      The total fair value of the options granted during 1998, 1999 and 2000 was computed as approximately $1,793,000, $9,440,000 and $7,067,000, respectively. Of these amounts, approximately $1,177,000, $5,916,000 and $4,099,000 would have been charged to operations for the years ended December 31, 1998, 1999 and 2000, respectively. The remaining amount would be amortized over the remaining vesting periods.

      The pro forma net loss and pro forma basic and diluted net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

      The pro forma effect of SFAS No. 123 for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                             1998                          1999                          2000
                                  -------------------------     -------------------------     -------------------------
                                  As Reported     Pro Forma     As Reported     Pro Forma     As Reported     Pro Forma
                                  -----------     ---------     -----------     ---------     -----------     ---------
Net loss .......................  $   (4,202)    $   (5,379)    $   (6,423)    $  (12,339)    $  (15,292)    $  (19,391)
Basic and diluted net loss per
  common share .................  $    (0.29)    $    (0.37)    $    (0.44)    $    (0.84)    $    (1.00)    $    (1.27)

      (d) Warrants

      In February 1996, the Company issued a warrant to purchase 23,333 shares of common stock at a price of $8.31 per share in connection with a financing agreement. The warrant is exercisable in whole or in part at any time on or before February 15, 2003.

      (e) Employee Stock Purchase Plan

      On May 17, 1996, the stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The Company has reserved 150,000 shares for issuance under the ESPP. The ESPP permits eligible employees of the Company to purchase common stock through payroll deductions of up to 10% of their total compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. During 1999 and 2000, the Company issued approximately 58,000 and 72,000 shares of common stock under the ESPP, respectively.

      On January 26, 2001, the Board of Directors adopted an amendment to the ESPP to increase the authorized number of shares of common stock available for issuance to 705,813 shares. This amendment was approved by the stockholders on March 22, 2001.

4. Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, a deferred tax asset or liability is measured by the enacted tax rates expected to be in effect when the differences between the financial statement and tax bases of assets and liabilities reverse.

      As of December 31, 2000, the Company had available net operating loss carryforwards of approximately $41,366,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. The Company has completed several financings since its inception and believes that an ownership change as defined by The Tax

Reform Act of 1986 has occurred. The Company has not yet determined the extent of any net operating loss carryforward limitations.

      The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                        1999              2000
                                                      --------         --------
Net operating loss carryforwards ..................   $ 11,601         $ 16,560
Other temporary differences .......................        745              910
Credit carryforwards ..............................        217              217
                                                      --------         --------
                                                        12,563           17,687
Valuation allowance ...............................    (12,563)         (17,687)
                                                      --------         --------
Net deferred tax asset ............................   $     --         $     --
                                                      ========         ========

      It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax asset is required as of December 31, 1999 and 2000, respectively.

5. Related-Party Transactions

      (a) Notes Receivable from Related Parties

      In February 1998, the Company loaned $150,000 to an executive officer of the Company. Interest was payable quarterly at an annual rate of 6.5%. The note was secured by 100,000 shares of common stock of the Company owned by the executive officer. The note was paid in full in January 2000.

      In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to two employees of the Company who were subsequently appointed as executive officers of the Company. The promissory notes are due on December 31, 2001 and bear interest at a rate of 6.75% per annum. On September 20, 1999, one of the $75,000 notes was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. This note is due on September 30, 2029. The note is secured by personal assets owned by the officer. In January 2000, the remaining $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029. The note is secured by personal assets owned by the officer.

      In July 2000, the Company issued a promissory note in the amount of $800,000 to an executive officer of the Company. The note is secured by 200,000 shares of common stock of the Company owned by the executive officer. Principal and interest on the note are full recourse. The note is due on July 21, 2001 and bears interest at a rate of 7.508% per annum.

      In July 2000, the Company issued a promissory note in the amount of $70,000 to an executive officer of the Company. The note is secured by 17,500 shares of common stock of the Company owned by the executive officer. Principal and interest on the note are full recourse. The note is due on July 25, 2001 and bears interest at a rate of 7.508% per annum.

      (b) Avix Ventures, L.P.

      The Company's Co-Chief Executive Officers ("Co-CEOs") are general partners of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company. The Co-CEOs received no cash compensation for services provided to the Company during 1999 and 2000. Each Co-CEO received a stock option to purchase 20,000 shares of the Company's common stock granted on October 6, 2000. One of the Co-CEOs received a stock option to purchase 300,000 shares of the Company's common stock granted on September 16, 1999. All stock options were granted at the fair market value of the Company's common stock on the dates of grant.

      (c) Azzouz Limited Partnership

      One of the Company's Co-Chief Executive Officers is an officer and controlling stockholder of Azzouz Holding Corp., the general partner of Azzouz Limited Partnership, a principal stockholder of the Company. This individual was appointed as Co-Chief Executive Officer in 2000. See (b) above.

      (d) Note Payable to Related Party

      In December 2000, Cell, a controlling shareholder of 21st, loaned 21st 850,000 Danish kroner (approximately $107,000) to satisfy certain obligations. This loan is included in the net liabilities acquired related to the 21st acquisition and bears interest at the CIBOR rate plus 2%. At December 31, 2000, $107,000 was outstanding under this loan. The Company paid the loan in full in March 2001.

      Robert Hedges, a Director of Primix, is the Managing Director of the Retail Distribution Group at Fleet Financial Group ("Fleet"). During 1999 and 2000, Fleet paid to Primix approximately $318,900 and $179,300, respectively, for professional services rendered in the normal course of business.

6. Employee Benefit Plan

      The Company's employees participate in an employee benefit plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is available to substantially all employees. The 401(k) Plan allows for employees to make contributions up to a specified percentage of their compensation. For all participants, the Company contributes 25% of the first 6% of employees' pay contributed to the 401(k) Plan. The Company contributed approximately $38,000, $92,000, and $148,000 under these plans during the years ended December 31, 1998, 1999 and 2000, respectively.

      Advis had a separate 401(k) profit sharing plan, which covered substantially all employees who met minimum service requirements. As of January 1, 1999, all Advis employees meeting the minimum service requirements were eligible to participate in the Company's 401(k) Plan. The Company merged the assets of the Advis plan with its plan in May 1999.

7. Lease Commitments

      The Company leases its office facilities and certain office equipment under operating leases expiring at various dates through 2010. Rent expense totalled approximately $483,000, $795,000 and $1,744,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The $1.7 million includes approximately $435,000 related to the consolidation of office space and relocation of corporate headquarters. In connection with the acquisition of Advis (see Note 2), the Company is responsible for Advis' lease of its office facility which expires in August 2002. Prior to the acquisition, Advis subleased a portion of their office facility through May 1999. During 1999, the Company entered into additional subleases expiring in August 2002 for the space previously occupied by Advis.

      In addition, the Company acquired certain equipment under capital leases in the Advis acquisition. These leases were paid in full in 1999.

      The following is a summary of future minimum payments under operating leases with noncancelable terms with a remaining term in excess of one year as of December 31, 2000 (in thousands):

                                                     Deduct
                                                    Sublease          Net Rental
                                     Commitments     Rentals         Commitments
                                     -----------     -------         -----------
2001                                  $  1,654       $  198           $  1,456
2002                                     2,161          127              2,034
2003                                     1,941           --              1,941
2004                                     1,938           --              1,938
2005                                     1,908           --              1,908
Thereafter                               9,814           --              9,814
                                      --------       ------           --------
Total minimum lease payments          $ 19,416       $  325           $ 19,091
                                      ========       ======           ========

8. Quarterly Results of Operations

      The following table sets forth unaudited quarterly statements of operations and comprehensive loss (in thousands, except per share data) for each of the eight quarters ending December 31, 2000.

                                                                    1999
                                              ===================================================
                                               First         Second        Third         Fourth
                                              Quarter       Quarter       Quarter       Quarter
                                              --------      --------      --------      --------
Professional services revenue                 $  1,941      $  2,552      $  3,700      $  3,796

Operating expenses:
  Professional services                          1,435         2,169         2,886         2,916
  General and administrative                     1,135         1,309         1,997         1,868
  Sales and marketing                              535           790         1,063         1,054
  Amortization of intangible assets                 55            54            59            73
  Research and development                          --            --            --           131
  Stock compensation                                --            --            --            --
                                              --------      --------      --------      --------
   Total operating expenses                      3,160         4,322         6,005         6,042
                                              --------      --------      --------      --------
Operating loss                                  (1,219)       (1,770)       (2,305)       (2,246)
Interest income, net                               297           278           270           272
                                              --------      --------      --------      --------
Net loss                                      $   (922)     $ (1,492)     $ (2,035)     $ (1,974)
                                              --------      --------      --------      --------
Other comprehensive loss:
  Foreign currency translation adjustment           --            --            --            --
                                              --------      --------      --------      --------
Comprehensive loss                            $   (922)     $ (1,492)     $ (2,035)     $ (1,974)
                                              ========      ========      ========      ========
Basic and diluted net loss per common
 share                                        $  (0.06)     $  (0.10)     $  (0.14)     $  (0.13)
                                              ========      ========      ========      ========
Basic and diluted weighted average
 shares outstanding                             14,618        14,621        14,627        14,636
                                              ========      ========      ========      ========
                                                                     2000
                                              ==================================================
                                               First         Second        Third         Fourth
                                              Quarter       Quarter       Quarter       Quarter
                                              --------      --------      --------      --------
Professional services revenue                 $  5,013      $  5,338      $  6,726      $  4,336

Operating expenses:
  Professional services                          3,053         3,515         4,339         4,106
  General and administrative                     2,118         2,538         2,806         3,036
  Sales and marketing                            1,614         1,675         1,521         1,261
  Amortization of intangible assets                 92           203           341         4,480
  Research and development                         223           185           133            --
  Stock compensation                                --            25            75            75
                                              --------      --------      --------      --------
   Total operating expenses                      7,100         8,141         9,215        12,958
                                              --------      --------      --------      --------
   Operating loss                               (2,087)       (2,803)       (2,489)       (8,622)
   Interest income, net                            230           242           141            96
                                              --------      --------      --------      --------
   Net loss                                   $ (1,857)     $ (2,561)     $ (2,348)     $ (8,526)
                                              --------      --------      --------      --------
   Other comprehensive loss:
     Foreign currency translation adjustment        --            --      $    (24)     $    (63)
                                              --------      --------      --------      --------
Comprehensive loss                            $ (1,857)     $ (2,561)     $ (2,372)     $ (8,589)
                                              ========      ========      ========      ========
Basic and diluted net loss per common
 share                                        $  (0.12)     $  (0.17)     $  (0.15)     $  (0.55)
                                              ========      ========      ========      ========
Basic and diluted weighted average
 shares outstanding                             14,879        15,207        15,406        15,569
                                              ========      ========      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

      Set forth below is certain information regarding the Directors of the Company.

                                                                      Director
Name                                                        Age         Since
-------------------                                         ---         -----
Class I--Term Expires 2003
Magnus Nicolin ........................................     43      October 2000
Lennart Mengwall ......................................     58        May 1997

Class II--Term Expires 2001
Kevin Azzouz ..........................................     41        May 1997

Class III--Term Expires 2002
Robert Hedges .........................................     43      October 1998

      The principal occupation and business experience for at least the last five years of each Director of the Company is set forth below based on information furnished by them to the Company.

      Magnus Nicolin has served as Director of the Company since October 2000. Mr. Nicolin has been an Executive Vice President of Esselte since 1998. Prior to joining Esselte, Mr. Nicolin was the Group Vice President of Business Development of Pitney Bowes from 1995 to 1998.

      Lennart Mengwall has served as Chairman of the Board and Chief Executive Officer since May 1997 and currently the Co-Chief Executive Officer with Kevin Azzouz. Mr. Mengwall was President from May 1997 until December 1999. Mr. Mengwall is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company.

      Kevin Azzouz has served as a Director of the Company since May 1997 and is currently the Co-Chief Executive Officer with Lennart Mengwall. From 1994 to March 1996, Mr. Azzouz served as the President and Chief Operating Officer of Arcada Software. Mr. Azzouz is presently a general partner of Avix Associates, L.P., which is in turn the general partner of Avix Ventures, L.P., a principal stockholder of the Company. Mr. Azzouz is also an officer and controlling stockholder of Azzouz Holding Corp., the general partner of Azzouz Limited Partnership, a principal stockholder of the Company.

      Robert Hedges has served as a Director of the Company since October 1998. Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet Financial Group ("Fleet"). From 1995 to 1997, Mr. Hedges served as Fleet's Director of Direct Financial Services Group.

Information Regarding Executive Officers

      Set forth below is certain information regarding each of the current executive officers of the Company.

       Name            Age                       Position
------------------     ---                       --------
Lennart Mengwall* ...  58   Chairman of the Board and Co-Chief Executive Officer
Kevin Azzouz* .......  41   Co-Chief Executive Officer
Michael D. Troiano ..  34   President
Joseph W. Seebach ...  39   Executive Vice President
David W. Chapman ....  37   Chief Financial Officer, Treasurer and Secretary
Byung C. Choi .......  42   Senior Vice President of Operations
Sarah Gibbs** .......  31   Vice President of Human Resources

* Mr. Mengwall and Mr. Azzouz were named Co-Chief Executive Officers on October 18, 2000.

** Ms. Gibbs, Vice President of Human Resources, was appointed as an executive officer of the Company on October 18, 2000.

      The principal occupation and business experience for the last five years of the Company's executive officers, other than such officers who also served as Directors, is set forth below based on information furnished by them to the Company.

      Michael D. Troiano was appointed as the Company's President in December 1999 and served as Senior Vice President of Business Development from January 1999 to December 1999. Mr. Troiano co-founded a strategic Internet services firm, Brandscape, in 1996, acting as the firm's CEO from 1996 to December 1998.

      Joseph W. Seebach joined the Company as Senior Vice President in July 1997 and assumed the position of President of Software Products Group in October 1997. After the Company consolidated its operations to one business unit, Mr. Seebach was appointed to Senior Vice President of Sales and Marketing and in March 1998 to the position of Executive Vice President. Prior to joining the Company, Mr. Seebach served as General Manager, Consumer Products Division of Seagate Software from January 1997 to July 1997 and Vice President, Strategic Accounts of Seagate Software from 1996 to July 1997.

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

      Sarah Gibbs, Vice President of Human Resources, was appointed as an executive officer of the Company in October 2000. She has served as the Vice President of Human Resources since December 1998, when Primix acquired Advis, Inc. Ms. Gibbs served as the Vice President of Human Resources/Operations at Advis from May 1997 to December 1998. Prior to joining the Company, Ms. Gibbs was a human resources consultant at Strategic Outsourcing from January 1993 to May 1997.

      Each of the officers holds his or her respective office until the regular annual meeting of the Board of Directors following the annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal.

      The Company's directors and executive officers and their principal occupations are set forth below:

      Name               Principal Occupation
-------------            --------------------
Kevin Azzouz ..........  Co-Chief Executive Officer, Primix Solutions Inc.,
                         Partner, Avix Associates, L.P. and Officer, Azzouz
                         Holding Corp.

Robert Hedges .........  Managing Director, Retail Distribution Group, Fleet
                         Financial Group

Magnus Nicolin ........  Executive Vice President, Esselte

Lennart Mengwall ......  Chairman and Co-Chief Executive Officer, Primix
                         Solutions Inc. and Partner, Avix Associates, L.P.

Michael D. Troiano ....  President, Primix Solutions Inc.

Joseph W. Seebach .....  Executive Vice President, Primix Solutions Inc.

David W. Chapman ......  Chief Financial Officer, Treasurer and Secretary,
                         Primix Solutions Inc.

Sarah Gibbs ...........  Vice President of Human Resources, Primix Solutions
                         Inc.

Byung C. Choi .........  Senior Vice President of Operations, Primix Solutions
                         Inc.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, the Company believes that during its fiscal year 2000, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, with the exception of Sarah Gibbs who did not timely file a Form 3 to report her appointment as an executive officer of the Company and a Form 4 to report the acquisition of shares of Common Stock (which was later reported on a Form 5); Magnus Nicolin who did not timely file a Form 3 to report his election as a Director; Lennart Mengwall who did not timely file a Form 4 to report the acquisition of shares of Common Stock (which was later reported on a Form 5) and did not timely report the grant of stock options (which was later reported on an amended Form 5); Kevin Azzouz who did not timely file a Form 5 to report the grant of stock options; and Azzouz Limited Partnership and Sabrina Azzouz who did not timely file Forms 3 to report their status as holders of more than 10% of the outstanding shares of Common Stock of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

      Directors who are officers or employees of the Company receive no cash compensation for service as Directors. Directors who are not officers or employees of the Company ("non-employee Directors") receive compensation for their services at a rate of $2,500 plus expenses for each Board meeting attended and $750 for each telephonic Board meeting attended. Magnus Nicolin and Robert Hedges each received fees of $3,250 for meetings attended during fiscal year 2000. Subject to the terms of the 1996 Stock Plan, each new Director receives an option to purchase 20,000 shares of Common Stock and each continuing Director automatically receives on January 1 of each year an option to purchase 5,000 shares of Common Stock, in each case at an exercise price per share equal to the fair market value of the underlying Common Stock as determined under the 1996 Stock Plan. Currently, 25% of these options vest upon the first anniversary of the grant date and the remainder vests quarterly in equal installments over a three-year period thereafter.

Executive Compensation

      The following sections set forth and describe the compensation paid or awarded to the Company's Co-Chief Executive Officers and the four most highly compensated executive officers who earned in excess of $100,000 during fiscal year 2000 (the "named executive officers").

      Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Co-Chief Executive Officers and the other named executive officers during each of the fiscal years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                              Long Term
                                                                            Compensation
                                                                               Awards
                                                        Annual              ------------
                                                     Compensation            Securities       All Other
                                                -----------------------      Underlying     Compensation
Name And Principal Position             Year    Salary ($)    Bonus ($)      Options (#)       ($)(1)
---------------------------             ----    ----------    ---------     -------------   ------------
Lennart Mengwall,
Chairman of the Board and Co-Chief
Executive Officer ................      2000           --           --          20,000             --
                                        1999           --           --         300,000             --
                                        1998           --           --              --             --
Kevin Azzouz,
Co-Chief Executive Officer (2) ...      2000           --           --          20,000             --

Michael D. Troiano,
President (3) ....................      2000      163,558       50,000         225,000          2,625
                                        1999      120,192       66,583         200,000         12,505
Joseph W. Seebach, Executive
Vice President ...................      2000      162,500       37,500          65,000             --
                                        1999      150,481      112,375          50,000             --
                                        1998      161,654       62,560              --             --

David W. Chapman,
Chief Financial Officer, Treasurer
and Secretary ....................      2000      140,115       21,250          75,000          2,516
                                        1999      115,369       46,640          32,493          2,331
                                        1998      112,654       16,705              --          1,941
Byung C. Choi,
Senior Vice President of
Operations (3) ...................      2000      161,444       35,000         194,000          2,475
                                        1999      120,192       66,583         100,000         84,491

----------

(1) Includes Company contributions to the Company's 401(k) plan on behalf of the executives.

(2)   Mr. Azzouz became an executive officer of the Company in 2000.

(3) Mr. Troiano and Mr. Choi joined the Company during 1999. Included in All Other Compensation for 1999 are relocation expenses totaling $10,433 and $82,419 for Mr. Troiano and Mr. Choi, respectively.

      Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to the named executive officers of the Company who received options during fiscal year 2000.

                        Option Grants In Last Fiscal Year

                                                             Individual Grants
                                  ----------------------------------------------------------------------
                                                                                                            Potential Realizable
                                                                                                             Value at Assumed
                                                                                                           Annual Rates of Stock
                                                       Percent                                             Price Appreciation for
                                                       Of Total                                                Option Term (1)
                                     Number of          Options                                            ----------------------
                                    Securities        Granted to        Exercise
                                    Underlying         Employees        Rates or
                                     Options           in Fiscal       Base Price         Expiration
      Name                          Granted (#)         Year (%)         ($/Sh)              Date           5%($)          10%($)
------------------------------    ----------------    -----------    --------------    -----------------  ---------     ------------
Lennart Mengwall..........             20,000             0.68            2.03             10/05/10         23,526          61,522

Kevin Azzouz..............             20,000             0.68            2.03             10/05/10         23,526          61,522

Michael D. Troiano........            100,000             3.39            5.94              4/18/10        546,426       1,221,820
                                       25,000             0.85            2.25              8/08/10         48,121         109,944
                                      100,000             3.39            0.53             12/20/10         33,394          84,628

Joseph W. Seebach.........             50,000             1.70            5.94              4/18/10        273,213         610,910
                                       15,000             0.51            0.53             12/20/10          5,009          12,694

David W. Chapman..........             25,000             0.85           11.75              2/14/10        194,918         484,373
                                       50,000             1.70            2.25              8/08/10         96,243         219,888

Byung C. Choi.............                500             0.02            8.13              1/03/10          2,403           6,232
                                       50,000             1.70           11.75              2/14/10        389,837         968,745
                                       25,000             0.85            5.94              4/18/10        136,607         305,455
                                       75,000             2.54            2.25              8/08/10        144,364         329,832
                                       43,500             1.47            0.53             12/20/10         14,527          36,813

----------

(1) This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compounded stock appreciation rates of 5% and 10% for the exercise price of such options over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

      Option Exercises and Option Values. The following table sets forth information concerning the number of underlying shares and value of unexercised options to purchase Common Stock of the Company held by the named executive officers as of December 31, 2000.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values

                                                                   Number of Securities
                                                                  Underlying Unexercised      Value of Unexercised In-
                                 Shares                        Options at December 31, 2000     The-Money Options at
                             Acquired on         Value                     (#)                 December 31, 2000 ($)(1)
                               Exercise        Realized        ----------------------------   --------------------------
      Name                        (#)             ($)          Exercisable    Unexercisable   Exercisable  Unexercisable
      ----                   -----------       --------        -----------    -------------   -----------  -------------
Lennart Mengwall .....              --               --           93,750          226,250          --              --
Kevin Azzouz .........              --               --               --           20,000          --              --
Michael D. Troiano ...              --               --           66,874          358,126          --          28,200
Joseph W. Seebach ....          60,000          712,500          124,492          160,508          --           4,230
David W. Chapman .....          22,694          181,035           10,020          105,286          --              --
Byung C. Choi ........              --               --           42,374          251,626          --          12,267

----------

(1) Based on the last reported sale price on the Nasdaq National Market on December 29, 2000 of $0.813 less the option exercise price. Options are in-the-money if the fair market value of the shares covered thereby is greater than the option exercise price.

Employment Agreements with Executive Officers

      The Company has entered into letter agreements with each of its executive officers (other than Lennart Mengwall and Kevin Azzouz, the Co-Chief Executive Officers), providing for base salary, bonus, incentive compensation and relocation expense reimbursement, as applicable.

      Under an agreement dated in September 1999, Lennart Mengwall is entitled to the acceleration of all options, in the event of (i) a termination of employment for any reason other than gross misconduct or (ii) a "change in control" of the Company, as defined in the agreement.

      Under an agreement dated in March 1999, Joseph Seebach is entitled to the acceleration of all options, in the event of (i) a termination of employment for any reason other than gross misconduct or (ii) a "change in control" of the Company, as defined in the agreement.

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

      Under an agreement dated in January 1999, Michael D. Troiano is entitled to receive his base salary for six months after termination of his employment for any reason other than gross misconduct.

      Under the Company's standard Employee Agreement, each of the executives is subject to provisions concerning the ownership, use and disclosure of the Company's confidential information and intellectual property, and a one-year restriction on competition with the Company following termination of employment for any reason.

Compensation Committee Interlocks and Insider Participation

      Since May 10, 1996, all executive officer compensation decisions have been made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. The current members of the Compensation Committee are Magnus Nicolin and Kevin Azzouz. All Directors participated in deliberations of the Company's Board of Directors concerning executive compensation during the Company's fiscal year 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, to the best knowledge and belief of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of the date indicated by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock as of December 31, 2000, (ii) each of the Company's Directors as of March 20, 2001,
(iii) each of the named executive officers as of March 20, 2001 and (iv) the Company's executive officers and Directors as a group as of March 20, 2001.

                                                        Beneficial Ownership (2)
                                                        ------------------------
       Name Of Beneficial Owner (1)                      Shares (1)  Percentage
------------------------------------------------------  ------------ -----------
Azzouz Limited Partnership
P.O. Box 50401
Henderson, NV 89016 ..................................    3,500,000     19.3%

Avix Ventures, L.P.
160 West 66th Street
New York, NY  10023 ..................................      748,871      4.1%

Officers and Directors:

Lennart Mengwall (3) .................................    4,852,371     26.7%

Kevin Azzouz (4) .....................................    4,248,871     23.5%

Joseph W. Seebach (5) ................................      425,487      2.3%

David W. Chapman (6) .................................       57,865        *

Michael D. Troiano (7) ...............................      112,125        *

Byung C. Choi (8) ....................................       77,654        *

Robert Hedges (9) ....................................       13,987        *

Magnus Nicolin .......................................           --        *

All Directors and executive officers as a group (10) .    9,039,489     48.6%

*     Represents less than 1% of the outstanding shares.

(1) Information with respect to beneficial owners of more than 5% of the outstanding shares of Common Stock is based solely on information provided to the Company and/or reported to the Securities and Exchange Commission on Schedules 13D and 13G filed as of February 14, 2001.

(2) All percentages have been determined as of March 20, 2001, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. As of March 20, 2001, a total of approximately 18,089,338 shares of Common Stock were issued and outstanding and options to acquire a total of 947,996 shares of Common Stock were exercisable within 60 days.

(3) Includes 748,871 shares held by Avix Ventures, L.P., 3,991,000 shares beneficially owned by Mr. Mengwall and 112,500 shares of Common Stock which Mr. Mengwall may acquire upon exercise of stock options within 60 days of March 20, 2001. Mr. Mengwall is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P.

(4) Includes 748,871 shares held by Avix Ventures, L.P. and 3,500,000 shares held by Azzouz Limited Partnership. Mr. Azzouz is a general partner of Avix Associates, L.P., the general partner of Avix Ventures, L.P. Mr. Azzouz and his spouse, Sabrina Azzouz, are officers and controlling stockholders of Azzouz Holding Corp., the general partner of Azzouz Limited Partnership.

(5) Includes 257,050 shares beneficially owned by Mr. Seebach and 168,437 shares which Mr. Seebach may acquire upon exercise of stock options within 60 days of March 20, 2001.

(6) Includes 32,726 shares beneficially owned by Mr. Chapman and 25,139 shares which Mr. Chapman may acquire upon exercise of stock options within 60 days of March 20, 2001.

(7) Includes 1,500 shares beneficially owned by Mr. Troiano and 110,625 shares which Mr. Troiano may acquire upon exercise of stock options within 60 days of March 20, 2001.

(8) Includes 904 shares beneficially owned by Mr. Choi and 76,750 shares which Mr. Choi may acquire upon exercise of stock options within 60 days of March 20, 2001.

(9) Includes 13,987 shares which Mr. Hedges may acquire upon exercise of stock options within 60 days of March 20, 2001.

(10) Includes 507,438 shares which may be acquired upon exercise of stock options within 60 days of March 20, 2001.

MARKET VALUE

      On December 31, 2000, the closing price of a share of the Company's Common Stock on the Nasdaq National Market was $0.813.

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

      In March 1999, the Company issued two separate promissory notes, each in the amount of $75,000, to Michael D. Troiano, who was appointed as the Company's President in December 1999, and to Byung C. Choi, the Company's Senior Vice President of Operations, who was appointed as executive officer in December 1999. The promissory notes were due on December 31, 2001 and bore interest at a rate of 6.75% per annum. On September 20, 1999, the $75,000 note to Mr. Choi was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. This note is due on September 30, 2029. The note is secured by personal assets owned by Mr. Choi. In January 2000, the $75,000 note to Mr. Troiano was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until December 31, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on December 31, 2029. The note is secured by personal assets owned by Mr. Troiano.

      In July 2000, the Company issued a promissory note in the amount of $800,000 to Joseph W. Seebach, the Company's Executive Vice President. The note is secured by a security interest in 200,000 shares of common stock of the Company owned by Mr. Seebach. Principal and interest on the note are full recourse. The note is due on July 21, 2001 and bears interest at a rate of 7.508% per annum.

      In July 2000, the Company issued a promissory note in the amount of $70,000 to David W. Chapman, the Company's Chief Financial Officer, Treasurer and Secretary. The note is secured by a security interest in 17,500 shares of common stock of the Company owned by Mr. Chapman. Principal and interest on the note are full recourse. The note is due on July 25, 2001 and bears interest at a rate of 7.508% per annum.

      Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet. During 1999 and 2000, Fleet paid to Primix approximately $318,900 and $179,300 for professional services rendered in the normal course of business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements:

      Reference is made to the Index set forth on page 19 of this Annual Report on Form 10-K.

      (a)(2) Financial Statements Schedules:

                                                                            Page
                                                                            ----
              Schedule II--Valuation and Qualifying Accounts..............   51

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

      (a)(3) Exhibits. Exhibits 10.1 through 10.3, 10.23, 10.25 through 10.32, 10.34, 10.35, 10.37 through 10.40, 10.46 and 10.47 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report on Form 10-K. The following is a complete list of Exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit
  No.       Description
-------     -----------

3.1         Third Amended and Restated Certificate of Incorporation (2)

3.2         Amended and Restated By-laws (2)

4.1         Specimen Common Stock Certificate (4)

10.1        1995 Stock Plan, as amended (1)

10.1A*      Form of Incentive Stock Option Agreement under the 1995 Stock Plan

10.1B*      Form of Non-Qualified Stock Option Agreement under the 1995 Stock
            Plan

10.2*       1996 Stock Plan, as amended

10.2A*      Form of Incentive Stock Option Agreement under the 1996 Stock Plan

10.2B*      Form of Non-Qualified Stock Option Agreement under the 1996 Stock
            Plan

10.3*       Employee Stock Purchase Plan, as amended

10.4        Lease for One Arsenal Marketplace, Watertown, Massachusetts (1)

10.5        Lease Agreement dated as of June 19, 2000 by and between Arthur D.
            Little, Inc. and the Company (8)

10.10 Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc. (2)

10.11 Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc. (2)

10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the 10.12 Company and Hewlett-Packard Company (1)

10.13 Amendment to Series B Convertible Preferred Stock Purchase Agreement dated as of March 6, 1996 between the Company and Hewlett-Packard Company (1)

10.13A Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company (3)

10.14 Series B Convertible Preferred Stock Purchase Agreement dated March 6, 1996 among the Company and the purchasers named therein (1)

10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein
            (1)

10.23 Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman (6)

10.25 Promissory Note for $250,000 dated as of September 20, 1999 from Byung C. Choi for the benefit of the Company (7)

10.26 Stock Pledge Agreement dated as of September 20, 1999 by and between the Company and Byung C. Choi (7)

10.27 Amendment to Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman (7)

10.28 Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman (7)

10.29 Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach (7)

10.30 Non-Qualified Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach (7)

10.31 Incentive Stock Option Agreement dated as of September 16, 1999 by and between the Company and Lennart Mengwall (7)

10.32 Non-Qualified Stock Option Agreement dated as of September 16, 1999 by and between the Company and Lennart Mengwall (7)

10.33 Agreement and Plan of Merger dated as of December 3, 1999 by and among the Company, Black Bean Studios, Inc., Claudio Luis Vera and Alisha Haydn Vera (5)

10.34 Promissory Note for $250,000 dated as of January 1, 2000 from Michael Troiano for the benefit of the Company (8)

10.35 Stock Pledge Agreement dated as of January 1, 2000 by and between the Company and Michael Troiano (8)

10.36 Share Purchase Agreement between the Company and the owners of Primant AB dated as of May 28, 2000 (9)

10.37 Promissory Note for $800,000 dated as of July 21, 2000 from Joseph Seebach for the benefit of the Company (10)

10.38 Stock Pledge Agreement dated as of July 21, 2000 by and between the Company and Joseph Seebach (10)

10.39 Promissory Note for $70,000 dated as of July 25, 2000 from David W. Chapman for the benefit of the Company (10)

10.40 Stock Pledge Agreement dated as of July 25, 2000 by and between the Company and David W. Chapman (10)

10.41 Share Purchase Agreement dated as of December 27, 2000 by and among the Company and certain former shareholders of 21st.dk A/S (11)

10.42 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Cell Network AB (11)

10.43 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Promax Commercial Holdings Limited (11)

10.44 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Teknologisk Innovation A/S (11)

10.45 Share Purchase Agreement dated as of December 27, 2000 by and between Primant AB and Incubator IT ApS (11)

10.46* Offer letter dated as of January 21, 1999 by and between the Company and Michael Troiano

10.47* Offer letter dated as of January 21, 1999 by and between the Company and Byung C. Choi

21*         List of Subsidiaries

23*         Consent of Arthur Andersen LLP

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(3) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1999.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 (File No. 000-20789) and incorporated herein by reference thereto.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(8) Filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2000.
(10) Filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(11) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2001.
*     Filed herewith.

      A COPY OF ANY EXHIBIT TO THIS ANNUAL REPORT MAY BE OBTAINED WITHOUT CHARGE BY WRITTEN REQUEST TO THE COMPANY'S SECRETARY, DAVID W. CHAPMAN, PRIMIX SOLUTIONS INC., 311 ARSENAL STREET, WATERTOWN, MA 02472.

      (b) Reports on Form 8-K. On January 8, 2001, the registrant filed a report on Form 8-K.

      (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 52.

      (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this Annual Report beginning on page 50.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2001.

                                        PRIMIX SOLUTIONS INC.


                                        By: /S/ LENNART MENGWALL
                                           -------------------------------------
                                                    Lennart Mengwall
                                                Chairman of the Board and
                                                Co-Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                Title                                 Date
      ---------                                -----                                 ----


/S/LENNART MENGWALL         Co-Chief Executive Officer,                         March 30, 2001
--------------------------  Chairman of the Board and Director
Lennart Mengwall            (Principal Executive Officer)



/s/ KEVIN AZZOUZ            Co-Chief Executive Officer and Director             March 30, 2001
--------------------------  (Principal Executive Officer)
Kevin Azzouz


/s/DAVID W. CHAPMAN         Chief Financial Officer, Treasurer and Secretary    March 30, 2001
--------------------------  (Principal Financial and Accounting Officer)
David W. Chapman


/s/ ROBERT B. HEDGES, JR.   Director                                            March 30, 2001
--------------------------
Robert Hedges


/s/ MAGNUS NICOLIN          Director                                            March 30, 2001
--------------------------
Magnus Nicolin

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Primix Solutions Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Primix Solutions Inc. as of December 1999 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
April 16, 2001

                                                                     Schedule II

                              PRIMIX SOLUTIONS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                         Balance at
                                         Beginning of  Bad Debt                 Balance at
Allowance for Doubtful Accounts             Period     Expense    Recoveries  End of Period
-------------------------------             ------     -------    ----------  -------------
Year ended December 31, 1998 .........     $  50       $  42       $  --          $ 92
Year ended December 31, 1999 .........        92          --         (42)           50
Year ended December 31, 2000 .........        50          70          --           120
                                         Balance at
                                        Beginning of  Charged to                Balance at
Restructuring reserve                      Period       Expense    Payments    End of Period
---------------------                      ------       -------    --------    -------------
Year ended December 31, 1998 .........     $  187       $  --     $  (187)        $  --
Year ended December 31, 1999 .........        --           --          --            --
Year ended December 31, 2000 .........        --           --          --            --

                                  Exhibit Index

Exhibit
  No.       Description
-------     -----------

3.1         Third Amended and Restated Certificate of Incorporation (2)

3.2         Amended and Restated By-laws (2)

4.1         Specimen Common Stock Certificate (4)

10.1        1995 Stock Plan, as amended (1)

10.1A*      Form of Incentive Stock Option Agreement under the 1995 Stock Plan

10.1B*      Form of Non-Qualified Stock Option Agreement under the 1995 Stock
            Plan

10.2*       1996 Stock Plan, as amended

10.2A*      Form of Incentive Stock Option Agreement under the 1996 Stock Plan

10.2B*      Form of Non-Qualified Stock Option Agreement under the 1996 Stock
            Plan

10.3*       Employee Stock Purchase Plan, as amended

10.4        Lease for One Arsenal Marketplace, Watertown, Massachusetts (1)

10.5        Lease Agreement dated as of June 19, 2000 by and between Arthur D.
            Little, Inc. and the Company (8)

10.10 Warrant Purchase Agreement dated as of February 16, 1996 between the Company and SSB Investments, Inc. (2)

10.11 Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc. (2)

10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the 10.12 Company and Hewlett-Packard Company (1)

10.13 Amendment to Series B Convertible Preferred Stock Purchase Agreement dated as of March 6, 1996 between the Company and Hewlett-Packard Company (1)

10.13A Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company (3)

10.14 Series B Convertible Preferred Stock Purchase Agreement dated March 6, 1996 among the Company and the purchasers named therein (1)

10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein
            (1)

10.23 Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman (6)

10.25 Promissory Note for $250,000 dated as of September 20, 1999 from Byung C. Choi for the benefit of the Company (7)

10.26 Stock Pledge Agreement dated as of September 20, 1999 by and between the Company and Byung C. Choi (7)

10.27 Amendment to Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman (7)

10.28 Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman (7)

10.29 Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach (7)

10.30 Non-Qualified Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach (7)

10.31 Incentive Stock Option Agreement dated as of September 16, 1999 by and between the Company and Lennart Mengwall (7)

10.32 Non-Qualified Stock Option Agreement dated as of September 16, 1999 by and between the Company and Lennart Mengwall (7)

10.33 Agreement and Plan of Merger dated as of December 3, 1999 by and among the Company, Black Bean Studios, Inc., Claudio Luis Vera and Alisha Haydn Vera (5)

10.34 Promissory Note for $250,000 dated as of January 1, 2000 from Michael Troiano for the benefit of the Company (8)

10.35 Stock Pledge Agreement dated as of January 1, 2000 by and between the Company and Michael Troiano (8)

10.36 Share Purchase Agreement between the Company and the owners of Primant AB dated as of May 28, 2000 (9)

10.37 Promissory Note for $800,000 dated as of July 21, 2000 from Joseph Seebach for the benefit of the Company (10)

10.38 Stock Pledge Agreement dated as of July 21, 2000 by and between the Company and Joseph Seebach (10)

10.39 Promissory Note for $70,000 dated as of July 25, 2000 from David W. Chapman for the benefit of the Company (10)

10.40 Stock Pledge Agreement dated as of July 25, 2000 by and between the Company and David W. Chapman (10)

10.41 Share Purchase Agreement dated as of December 27, 2000 by and among the Company and certain former shareholders of 21st.dk A/S (11)

10.42 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Cell Network AB (11)

10.43 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Promax Commercial Holdings Limited (11)

10.44 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Teknologisk Innovation A/S (11)

10.45 Share Purchase Agreement dated as of December 27, 2000 by and between Primant AB and Incubator IT ApS (11)

10.46* Offer letter dated as of January 21, 1999 by and between the Company and Michael Troiano

10.47* Offer letter dated as of January 21, 1999 by and between the Company and Byung C. Choi

21*         List of Subsidiaries

23*         Consent of Arthur Andersen LLP

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 22, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(2) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 13, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(3) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 25, 1996 (File No. 333-04235) and incorporated herein by reference thereto.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1998.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1999.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 (File No. 000-20789) and incorporated herein by reference thereto.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(8) Filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2000.
(10) Filed as an exhibit to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000 (File No. 000-20789) and incorporated herein by reference thereto.
(11) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2001.
*     Filed herewith.