Form 10-Q
period 2001-03-31
PRIMIX
filed 2001-05-15
CIK 1011255

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly report pursuant to Section 13 or 15(d)
              -- of the Securities Exchange Act of 1934 for the
                 quarterly period ended March 31, 2001 or

                 Transition report pursuant to Section 13 or 15(d)
              -- of the Securities Exchange Act of 1934 for the
                 transition period from ________ to ________.

                         Commission File Number: 0-20789

                              PRIMIX SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                         04-3249618
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

               311 Arsenal Street, Watertown, Massachusetts 02472
                    (Address of principal executive offices)

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

        As of May 10, 2001, there were 18,089,338 shares of registrant's
                           Common Stock outstanding.

                              Primix Solutions Inc.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                                           Page
                                                                                                         ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2001 (unaudited)         3

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2000 and 2001 (unaudited)                                                               4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 2001 (unaudited)                                                               5

         Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

                              Primix Solutions Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                  December 31,  March 31,
                                                      2000       2001
                                                    --------    --------
                           Assets
Current assets:
   Cash and cash equivalents                        $  4,813    $     41

   Accounts receivable, net                            4,143       5,704

   Prepaid expenses and other current assets             663       1,045

   Note receivable from related parties                  870         870
                                                    --------    --------
     Total current assets

                                                      10,489       7,660


Property and equipment, net                            4,462       6,469

Other assets:

   Restricted cash                                      --         1,465

   Intangible assets, net                              5,371       4,823

   Notes receivable from related parties                 500         500

   Other assets                                          393         112
                                                    --------    --------

     Total other assets                                6,264       6,900
                                                    --------    --------
     Total assets                                   $ 21,215    $ 21,029
                                                    ========    ========

             Liabilities and Stockholders' Equity

Current liabilities:

   Current portion of capital lease obligations     $   --      $    738

   Accounts payable                                    1,229       1,142

   Accrued expenses and other liabilities              4,392       3,915
                                                    --------    --------
     Total current liabilities

                                                       5,621       5,795

Other liabilities:

   Obligations under capital leases                     --         1,080

   Other liabilities                                    --           224
                                                    --------    --------

     Total other liabilities                            --         1,304
                                                    --------    --------
     Total liabilities

                                                       5,621       7,099

Stockholders' equity:

   Common stock                                           18          18

   Additional paid-in capital                         66,947      66,971

   Deferred compensation                              (1,507)     (1,423)

   Accumulated deficit                               (49,777)    (51,542)

   Cumulative translation adjustment                     (87)        (94)
                                                    --------    --------

     Total stockholders' equity                       15,594      13,930
                                                    --------    --------
     Total liabilities and stockholders' equity     $ 21,215    $ 21,029
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

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                         Three Months Ended
                                              March 31,
                                        --------------------
                                          2000        2001
                                        --------    --------
 Professional services revenue          $  5,013    $  7,741

 Operating expenses:
    Professional services                  3,276       4,013
    General and administrative             2,064       3,097
    Sales and marketing                    1,614       1,269
    Amortization of intangible assets         92         654
    Depreciation and amortization             54         448
    Stock compensation                      --            84
                                        --------    --------
      Total operating expenses             7,100       9,565
                                        --------    --------


 Operating loss                           (2,087)     (1,824)
 Interest income, net                        230          59
                                        --------    --------

 Net loss                               $ (1,857)   $ (1,765)
                                        ========    ========

Basic and diluted net loss per common
   share                                $  (0.12)   $  (0.11)
                                        ========    ========

Basic and diluted weighted average
   shares outstanding                     14,879      16,767
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

                              Primix Solutions Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       -------------------
                                                                        2000        2001
                                                                       -------     -------

Cash flow from operating activities:

  Net loss                                                             $(1,857)   $(1,765)

  Adjustments to reconcile net loss to net cash used in operating activities

          Depreciation and amortization                                    146      1,102

          Stock compensation                                              --           84

   Changes in assets and liabilities

          Accounts receivable                                             (888)    (1,561)

          Prepaid expenses and other asset                                (493)      (101)

          Accounts payable                                                 756        (87)

          Accrued expenses and other current liabilities                   350       (253)
                                                                       -------     -------
   Net cash used in operating activities
                                                                        (1,986)    (2,581)

Cash flow from investing activities:

           Purchases of certificates of deposit (restricted cash)         --       (1,465)

           Purchases of marketable securities, net                        (354)      --

           Purchases of property and equipment                            (331)      (584)

           Additional purchase price of Black Bean Studios, Inc.            (6)      --
                                                                       -------     -------
    Net cash used in investing activities
                                                                          (691)    (2,049)

Cash flow provided by (used in) financing activities:

         Principal payments on capital lease obligations                  --         (159)

         Proceeds from sale of stock                                       420         24
                                                                       -------     -------

    Net cash provided by (used in) financing activities                    420       (135)

Effect of exchange rate changes on cash and cash equivalents              --           (7)
                                                                       -------     -------

Net decrease in cash and cash equivalents                               (2,257)    (4,772)

Cash and equivalents, beginning of period                                5,685      4,813
                                                                       -------     -------

Cash and equivalents, end of period                                    $ 3,428    $    41
                                                                       =======    =======

Supplemental disclosure of noncash investing activities:

Purchases of property and equipment through capital lease obligation   $  --      $ 1,886
                                                                       =======    =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Primix Solutions Inc.

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2001

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be achieved for the entire year ending December 31, 2001.

2.       RECLASSIFICATION OF FINANCIAL STATEMENTS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

         In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares were approximately 3,057,000 and 5,531,000 at March 31, 2000 and 2001, respectively) would be antidilutive.

4.       COMMITMENTS

         In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet at an annual rate of approximately $1.8 million. The Company moved into the new facility in January 2001 with rent to commence five-months thereafter, subject to an adjustment clause in the agreement. The Company utilized a letter of credit to satisfy the security deposit requirement. The letter of credit is shown as long-term restricted cash in the Company's balance sheet at March 31, 2001.

5.       COMPREHENSIVE INCOME (LOSS)

         During 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive loss includes net loss and other comprehensive income
(loss) items. Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $1.9 million for the three months ended March 31, 2001. Total comprehensive loss was the same as reported net loss for the three months ended March 31, 2000.

6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet and credit risk concentration. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 2000, three customers accounted for approximately 14%, 13% and 10% of total accounts receivable. At March 31, 2001, three customers accounted for approximately 32%, 29% and 12% of total accounts receivable. Four customers accounted for 21%, 19%, 12% and 10% of total revenue for the three months ended March 31, 2000. Two customers accounted for 22% and 19% of total revenue for the three months ended March 31, 2001.

7.       SEGMENT REPORTING

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports to stockholders.

         The following table presents geographical revenue from sources in total and as a percent of total revenue for the three months ended March 31, 2001 (in thousands):

                        Three months ended
                              March 31,
                ---------------------------------
                      2000              2001
                ----------------    -------------

North America   $5,013       100%   $5,539     72%
Europe            --           0%    2,202     28%
                ------       ---    ------    ---
                $5,013       100%   $7,741    100%
                ======       ===    ======    ===

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 12 of the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         The Company has generally derived its professional services revenues from engagements that have been priced on a fixed-time/fixed-price and time and materials basis. The fixed-time/fixed price model contains inherent risks that are greater than engagements priced on a time and materials basis. Accordingly, the Company diligently evaluates the scope of each project and its related risk. To the extent that the Company has not adequately assessed the risk associated with its engagements, revenues could be materially delayed and therefore adversely affect the Company's results. As is the nature with most consulting firms, the Company's costs are relatively fixed.

         As of March 31, 2001, the Company's total headcount was 264 compared to 151 as of March 31, 2000.

RESULTS OF OPERATIONS

REVENUE

         Professional services revenue increased by $2.7 million to $7.7 million for the three months ended March 31, 2001 from $5.0 million for the comparable quarter in 2000. This increase was the result of increases in the number of consulting engagements serviced, the number of billable consultants and the utilization rates of billable consultants on engagements. The inclusion of revenue of $569,000 related to 21st.dk, acquired in December 2000, also contributed to the increase in revenue for the three months ended March 31, 2001. Annualized revenue per billable head was approximately $181,000 and $165,000 as of March 31, 2000 and 2001, respectively. Utilization rates for all consultants were 61% and 65% for the three months ended March 31, 2000 and 2001, respectively. Billable headcount increased from 102 at March 31, 2000 to 187 at March 31, 2001. The decrease in annualized revenue per billable head is due to lower billing rates for the Company's consultants in Denmark and Sweden.

PROFESSIONAL SERVICES

         The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses increased to $4.0 million, or 52% of revenue, for the three months ended March 31, 2001 from $3.3 million, or 65% of revenue, for the comparable prior year period. The absolute dollar increase is primarily due to increased headcount, an increased usage of third party consultants and increased travel costs. Professional services expenses decreased as a percentage of revenue mainly due to higher utilization rates of the professional staff. Professional services headcount increased from 102 at March 31, 2000 to 187 at March 31, 2001. The Company expects professional services expenses to increase during the remainder of 2001 as the Company continues to grow its business.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, professional fees, recruiting fees, and systems support costs. General and administrative expenses increased to $3.1 million, or 40% of revenue, for the three months ended March 31, 2001 from $2.1 million, or 41% of revenue, for the comparable prior year period. The absolute dollar increase is primarily due to increased headcount-related costs and increased recruiting and consulting fees. General and administrative headcount increased from 27 at March 31, 2000 to 56 at March 31, 2001. The Company expects general and administrative expenses to decrease as a percentage of revenue. The Company expects the current headcount in the general and administrative functions to be sufficient to support the Company's growth during the remainder of 2001.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses decreased to $1.3 million, or 16% of revenue, for the three months ended March 31, 2001 from $1.6 million, or 32% of revenue, for the comparable prior year period. The decrease is primarily due to decreased spending in the area of marketing due to a more focused advertising and promotion activities. The Company expects sales and marketing expenses to remain relatively flat as a percentage of sales during the remainder of 2001.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets of $654,000 for the three months ended March 31, 2001 is attributable to the acquisition of Primant AB in May 2000 and 21st.dk in December 2000. Amortization of intangible assets of $92,000 for the three months ended March 31, 2000 was attributable to the acquisition of Advis, Inc. in December 1998 and Black Bean Studios, Inc. in December 1999. Intangible assets totaling $3.8 million associated with the Advis, Inc. and Black Bean Studios, Inc. acquisitions were written-off in the fourth quarter of 2000.

         Amortization of deferred compensation of $84,000 for the three months ended March 31, 2001 is attributable to the issuance of restricted common stock in connection with the acquisition of Primant AB on August 21, 2000.

INTEREST INCOME, NET

         Interest income, net decreased to $59,000 for the three months ended March 31, 2001 from $230,000 for the comparable prior year period. The decrease in interest income is primarily the result of a decline in the average combined daily balances of the Company's cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities utilized approximately $2.6 million for the three months ended March 31, 2001, resulting primarily from the net loss, the growth in accounts receivable and the decrease in accounts payable and other current liabilities. At March 31, 2001, cash and cash equivalents totaled $41,000, a $4.8 million decrease from December 31, 2000.

         The Company's investing activities, which primarily consisted of purchases of certificates of deposit, purchases of computer equipment and leasehold improvements, utilized approximately $2.0 million for the three months ended March 31, 2001 compared to $691,000 for the three months ended March 31, 2000.

         The Company's financing activities, which mainly consisted of principal payments on capital lease obligations related to furniture and fixtures for the Company's corporate headquarters of $159,000, were offset by proceeds from the issuance of common stock for the employee stock purchase plan of $24,000 for the three months ended March 31, 2001. The Company had proceeds from the exercise of stock options of $420,000 for the three months ended March 31, 2000.

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

         In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer of the Company. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. On September 20, 1999, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029.

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

         The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with the funding commitment by a stockholder/officer, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Statements made or incorporated into this Form 10-Q include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends,"
"future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward-looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations are discussed in the section entitled "Certain Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year December 31, 2000 as filed with the Commission and may include the following: the Company's ability to efficiently consolidate the operations of acquired businesses, the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third-party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

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

(a)      Exhibits
                  None

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2001

                                 PRIMIX SOLUTIONS INC.


                                 /s/ David W. Chapman
                                 ---------------------------------------

                                 David W. Chapman
                                 Chief Financial Officer and
                                 Principal Financial Officer