Form 10-K/A
period 2000-12-31
PRIMIX
filed 2001-06-22
CIK 1011255

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 2001 was $11,312,311.

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

    - THE CREATIVE TALENT, BRAND INSIGHT AND USER-CENTRIC GRAPHIC DESIGN EXPERTISE OF A DESIGN BOUTIQUE. A business application only creates value when the people for whom it is designed use it. Delivering results demands creating an experience that's faster, better or cheaper for target users internal or external to the client's organization. Primix helps clients prioritize the functionality to improve adoption rates and brings application interface design skills that enable faster and easier user interfaces while leveraging the emotional value in client brands.

    - THE TECHNICAL DEPTH OF A SYSTEMS INTEGRATOR. The Company's technical consultants contribute specific technical expertise and broad integration experience to a development team. They architect flexible, scale-able IT solutions, develop code and manage successful integration and rollout.

    These core competencies--combined through a carefully defined methodology and supported by extensive program management experience--help clients define, develop and deploy e-Business solutions that deliver real business results.

MARKET OPPORTUNITY

    The development of a single, contiguous Internet, broadband and wireless network--a ubiquitous "network of networks" governed by universally accepted technical standards--presents opportunities and threats to most businesses. Efforts to capitalize on the opportunities and/or manage these threats are commonly referred to as e-Business in the popular and business press.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders was held on December 15, 2000 where the following matters were submitted to a vote:

                                                          VOTES IN     VOTES       VOTES      BROKER
         MATTER SUBMITTED TO VOTE                          FAVOR      AGAINST    ABSTAINED   NON-VOTES
         ------------------------                        ----------   --------   ---------   ---------
    1.   The election of one Class I Director, Lennart   14,289,090      0        37,067         0
         Mengwall, for a three-year term, with such
         term to continue until the year 2003 annual
         meeting of stockholders and until his
         successor is duly elected and qualified.

    2.   The election of one Class I Director, Magnus    14,288,475      0        37,682         0
         Nicolin, for a three-year term, with such term
         to continue until the year 2003 annual meeting
         of stockholders and until his successor is
         duly elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

    The Company's Common Stock, $0.001 par value ("Common Stock"), has been traded on the NASDAQ National Market ("Nasdaq") since the Company's initial public offering on July 3, 1996 and currently trades under the symbol "PMIX". The following table sets forth the high and low closing prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                               MARKET PRICES(1)
                                                              -------------------
1999 FISCAL QUARTERS                                            HIGH       LOW
--------------------                                          --------   --------
First.......................................................   $ 2.84     $1.75
Second......................................................   $ 3.47     $2.28
Third.......................................................   $ 3.25     $2.28
Fourth......................................................   $13.25     $2.38

                                                               MARKET PRICES(1)
                                                              -------------------
2000 FISCAL QUARTERS                                            HIGH       LOW
--------------------                                          --------   --------
First.......................................................   $14.13     $7.00
Second......................................................   $ 8.25     $3.88
Third.......................................................   $ 4.25     $1.75
Fourth......................................................   $ 2.25     $0.53

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

RECENT SALES OF UNREGISTERED SECURITIES

    In connection with the acquisition of 21st.dk, a Denmark-based Internet services firm, on December 27, 2000, the Company issued 1,054,844 shares of Common Stock to the stockholders of 21st. Such shares were valued at $0.56 per share, the fair market value of the Common Stock on that date. Such shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with this acquisition, on December 27, 2000, the Company issued 321,556 shares of Common Stock at a price per share of $0.01 to the principal shareholders and employees of 21st in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of 21st. Such shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See Note 2 to the Consolidated Financial Statements.

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

                                           YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1996            1997           1998(1)         1999(2)         2000(3)
                                          -------------   -------------   -------------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Professional services.................    $   5,098       $  4,399        $  4,605        $ 11,989        $  21,413
  Software license and maintenance......        8,106          1,248             211              --               --
                                            ---------       --------        --------        --------        ---------
    Total revenue.......................       13,204          5,647           4,816          11,989           21,413
Operating expenses:
  Professional services.................        3,735          3,570           4,010           9,406           15,013
  Software license and maintenance
    costs...............................        1,472            555              --              --               --
  General and administrative............        5,048          4,695           4,124           6,309           10,498
  Sales and marketing...................        6,211          2,403           2,197           3,442            6,071
  Amortization of intangible assets.....           --             --              --             241            5,116
  Research and development..............        3,146          1,921             309             131              541
  Stock compensation....................           --             --              --              --              175
  Restructuring charge..................           --          1,782              --              --               --
  Compensation to former Chief Executive
    Officer.............................        6,794            227              --              --               --
                                            ---------       --------        --------        --------        ---------
    Total operating expenses............       26,406         15,153          10,640          19,529           37,414
                                            ---------       --------        --------        --------        ---------
Operating loss..........................      (13,202)        (9,506)         (5,824)         (7,540)         (16,001)
Interest income, net....................          953          1,885           1,622           1,117              709
                                            ---------       --------        --------        --------        ---------
Loss before provision for income
  taxes.................................      (12,249)        (7,621)         (4,202)         (6,423)         (15,292)
Provision for income taxes..............           95             15              --              --               --
                                            ---------       --------        --------        --------        ---------
Net loss................................    $ (12,344)      $ (7,636)       $ (4,202)       $ (6,423)       $ (15,292)
                                            =========       ========        ========        ========        =========
Other comprehensive loss:
  Foreign currency translation
    adjustment..........................           --             --              --              --              (87)
                                            ---------       --------        --------        --------        ---------
Comprehensive loss......................    $ (12,344)      $ (7,636)       $ (4,202)       $ (6,423)       $ (15,379)
                                            =========       ========        ========        ========        =========
Basic and diluted net loss per common
  share.................................    $   (1.03)      $  (0.52)       $  (0.29)       $  (0.44)       $   (1.00)
                                            =========       ========        ========        ========        =========
Basic and diluted weighted average
  shares outstanding....................       12,560         14,560          14,398          14,626           15,242
                                            =========       ========        ========        ========        =========

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1996       1997     1998(1)    1999(2)    2000(3)
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............  $40,050    $33,713    $26,693    $18,540     $4,813
Working capital.............................................   36,471     31,836     26,511     19,860      4,868
Total assets................................................   46,151     36,266     33,155     27,336     21,215
Total stockholders' equity..................................   39,737     33,405     29,617     24,453     15,594

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

(3) The Company acquired Primant AB on May 31, 2000. The total consideration consisted of 895,522 shares of the Company's common stock, which was valued at $5.00 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed Primant's liabilities of approximately $276,000. The Company acquired 21st.dk on December 27, 2000. The total consideration consisted of 1,054,844 shares of the Company's common stock, which was valued at $0.56 per share, the fair market value of the stock at the date of the acquisition. In addition, the Company assumed 21st's liabilities of approximately $1,177,000. See Note 2 of the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1998           1999           2000
                                                          --------       --------       --------
Revenue:
  Professional services............................           96%          100%           100%
  Software license and maintenance.................            4            --             --
                                                            ----           ---            ---
    Total revenue..................................          100           100            100
Operating expenses:
  Professional services............................           83            78             70
  General and administrative.......................           86            53             49
  Sales and marketing..............................           46            29             28
  Amortization of intangible assets................           --             2             24
  Research and development.........................            6             1              3
  Stock compensation...............................           --            --              1
                                                            ----           ---            ---
    Total operating expenses.......................          221           163            175
Operating loss.....................................         (121)          (63)           (75)
Interest income, net...............................           34             9              3
                                                            ----           ---            ---
Net loss...........................................          (87)%         (54)%          (72)%
                                                            ====           ===            ===

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


    In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company. The principal under the note is secured by a security interest in 200,000 shares of the Company's common stock owned by the officer. The note is payable on July 21, 2001 and bears interest at a rate of 7.508% per annum. The note is full recourse only to the extent of the interest under the note.



    In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company. The principal under the note is secured by a security interest in 17,500 shares of the Company's common stock owned by the officer. The note is payable on July 25, 2001 and bears interest at a rate of 7.508% per annum. The note is full recourse only to the extent of the interest under the note.


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


    In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001. At that time, based upon the Company's financial projections for the remainder of fiscal 2001, the Company believed that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, would be sufficient to meet its working capital and capital expenditure requirements through December 31, 2001.



    During the second quarter of 2001, two customers of the Company deferred ongoing projects with an aggregate value of approximately $2.0 million. In addition, the Company was not able to secure new consulting engagements at the level previously anticipated due to the continued weakening of the economy.



    In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year. The Company believes that based on the lower range of its current projections, it may require funding in addition to the funding provided by the support letter from a stockholder/ officer to meet its working capital and capital expenditure requirements for 2001 and the Company may no longer be in compliance with the various debt covenants of its credit facility. The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding. The Company is currently in the process of evaluating additional sources of funding. There can be no assurances that the Company will be successful in its efforts, which may have a material adverse effect on the solvency of the Company.


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


    The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, will be sufficient to meet its working capital and capital expenditure requirements through September 30, 2001. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.


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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

IF WE ARE UNABLE TO MEET OUR WORKING CAPITAL REQUIREMENTS OR OBTAIN ADDITIONAL CAPITAL IN THE NEAR FUTURE, OUR BUSINESS MAY BE ADVERSELY AFFECTED.


    We will require additional financing to fund the continuation and growth of our operations, including funding for capital expenditures and working capital requirements. We believe we have sufficient capital, with funding support from a stockholder/officer, to fund our operations into the fourth quarter of fiscal 2001. We are considering financing our current capital needs through the sale of additional equity. However, the significant contraction in the capital markets, particularly in the technology sector, combined with our net loss operating history might make it difficult to raise additional capital. In the event our operations are not profitable or do not generate sufficient cash to fund the business, or if we fail to receive funding to meet our obligations, there will be substantial doubt about our ability to continue as a going concern. These reductions could, in turn, affect our relationships with our clients and threaten our ability to continue as a going concern. In addition, we may not be able to obtain such financing on terms favorable to us, if at all. As a result, if adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be materially and adversely affected.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PRIMIX SOLUTIONS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     25
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     26
Consolidated Statements of Operations and Comprehensive Loss
  for the Years Ended December 31, 1998, 1999 and 2000......     27
Consolidated Statements of Stockholders' Equity.............     28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     29
Notes to Consolidated Financial Statements..................     30

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


    As discussed further in Note 1, subsequent to April 16, 2001, the date of our original report, the Company prepared a range of financial projections for the remainder of its current fiscal year. Based on the range of those projections, the Company may not have sufficient funding to meet its working capital and capital expenditure requirements and may no longer be in compliance with various debt covenants of its credit facility. These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 16, 2001 (except with respect to the matter discussed in Note 1, as to which the date is June 19, 2001)

                             PRIMIX SOLUTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,685   $  4,813
  Marketable securities.....................................    12,855         --
  Accounts receivable, net of allowance of $50 and $120 in
    1999 and 2000, respectively.............................     3,552      4,143
  Prepaid expenses and other current assets.................       501        663
  Notes receivable from related parties.....................       150        870
                                                              --------   --------
    Total current assets....................................    22,743     10,489
                                                              --------   --------
PROPERTY AND EQUIPMENT, AT COST:
  Construction in progress..................................        --      2,922
  Computer and office equipment.............................     2,752      1,913
  Furniture and fixtures....................................       457        667
  Leasehold improvements....................................        60        120
                                                              --------   --------
                                                                 3,269      5,622
  Less--accumulated depreciation and amortization...........     2,813      1,160
                                                              --------   --------
    Property and equipment, net.............................       456      4,462
                                                              --------   --------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $241
    and $1,934 in 1999 and 2000, respectively...............     3,812      5,371
  Notes receivable from related parties.....................       325        500
  Other assets..............................................        --        393
                                                              --------   --------
    Total assets............................................  $ 27,336   $ 21,215
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit............................................  $     --   $    344
  Accounts payable..........................................       967      1,229
  Accrued expenses..........................................     1,916      3,941
  Note payable to related party.............................        --        107
                                                              --------   --------
    Total current liabilities...............................     2,883      5,621
                                                              --------   --------

Commitments (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share; 5,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, par value $0.001 per share; 50,000 shares
    authorized; 15,339 and 18,054 shares issued and
    outstanding in 1999 and 2000, respectively..............        15         18
  Treasury stock............................................    (1,296)        --
  Additional paid-in capital................................    60,219     66,947
  Deferred compensation.....................................        --     (1,507)
  Accumulated deficit.......................................   (34,485)   (49,777)
  Cumulative translation adjustment.........................        --        (87)
                                                              --------   --------
    Total stockholders' equity..............................    24,453     15,594
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 27,336   $ 21,215
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Revenue:
  Professional services.....................................  $  4,605   $ 11,989   $  21,413
  Software license and maintenance..........................       211         --          --
                                                              --------   --------   ---------
    Total revenue...........................................     4,816     11,989      21,413
                                                              --------   --------   ---------
Operating expenses:
  Professional services.....................................     4,010      9,406      15,013
  General and administrative................................     4,124      6,309      10,498
  Sales and marketing.......................................     2,197      3,442       6,071
  Amortization of intangible assets.........................        --        241       5,116
  Research and development..................................       309        131         541
  Stock compensation........................................        --         --         175
                                                              --------   --------   ---------
    Total operating expenses................................    10,640     19,529      37,414
                                                              --------   --------   ---------
Operating loss..............................................    (5,824)    (7,540)    (16,001)
Interest income, net........................................     1,622      1,117         709
                                                              --------   --------   ---------
Net loss....................................................  $ (4,202)  $ (6,423)  $ (15,292)
                                                              ========   ========   =========
Other comprehensive loss:
  Foreign currency translation adjustment...................        --         --         (87)
                                                              --------   --------   ---------
Comprehensive loss..........................................  $ (4,202)  $ (6,423)  $ (15,379)
                                                              ========   ========   =========
Basic and diluted net loss per common share.................  $  (0.29)  $  (0.44)  $   (1.00)
                                                              ========   ========   =========
Basic and diluted weighted average shares outstanding.......    14,398     14,626      15,242
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON STOCK           TREASURY STOCK
                                     ----------------------   ---------------------   ADDITIONAL
                                     NUMBER OF     $0.001     NUMBER OF                PAID-IN       DEFERRED      ACCUMULATED
                                       SHARES     PAR VALUE     SHARES      AMOUNT     CAPITAL     COMPENSATION      DEFICIT
                                     ----------   ---------   ----------   --------   ----------   -------------   ------------
Balance, December 31, 1997.........    15,068        $15          697      $ (1,656)   $58,906       $     --       $ (23,860)
  Issuance of common stock from
    stock option exercises.........        --         --          (12)           29         (1)            --              --
  Issuance of common stock for
    employee stock purchase plan...        --         --          (47)          111        (46)            --              --
  Issuance of common stock for the
    purchase of Advis, Inc.........       171         --           --            --        321             --              --
  Net loss.........................        --         --           --            --         --             --          (4,202)
                                       ------        ---        -----      --------    -------       --------       ---------
Balance, December 31, 1998.........    15,239         15          638        (1,516)    59,180             --         (28,062)
  Repurchase of common stock for
    settlement of Advis, Inc.......        --         --           93          (244)        --             --              --
  Issuance of common stock from
    stock option exercises.........        --         --         (136)          325         11             --              --
  Issuance of common stock for
    employee stock purchase plan...        --         --          (58)          139        (47)            --              --
  Issuance of common stock for the
    purchase of Black Bean
    Studios, Inc...................       100         --           --            --      1,075             --              --
  Net loss.........................        --         --           --            --         --             --          (6,423)
                                       ------        ---        -----      --------    -------       --------       ---------
Balance, December 31, 1999.........    15,339         15          537        (1,296)    60,219             --         (34,485)
  Repurchase of treasury stock.....        --         --           48          (612)        --             --              --
  Issuance of common stock from
    stock option exercises.........        39         --         (513)        1,722       (563)            --              --
  Issuance of common stock for
    employee stock purchase plan...        --         --          (72)          186         14             --              --
  Issuance of common stock for the
    purchase of
    Primant AB.....................     1,000          1           --            --      4,999             --              --
  Issuance of restricted stock
    grants for the purchase of
    Primant AB.....................       300         --           --            --      1,500         (1,500)             --
  Issuance of common stock for the
    purchase of 21st dk............     1,054          1           --            --        596             --              --
  Issuance of restricted stock
    grants for the purchase of 21st
    dk.............................       322          1           --            --        182           (182)             --
  Amortization of deferred
    compensation...................        --         --           --            --         --            175              --
  Cumulative translation
    adjustment.....................        --         --           --            --         --             --              --
  Net loss.........................        --         --           --            --         --             --         (15,292)
                                       ------        ---        -----      --------    -------       --------       ---------
Balance, December 31, 2000.........    18,054        $18           --      $     --    $66,947       $ (1,507)      $ (49,777)
                                       ======        ===        =====      ========    =======       ========       =========


                                     CUMULATIVE        TOTAL
                                     TRANSLATION   STOCKHOLDERS'
                                     ADJUSTMENT       EQUITY
                                     -----------   -------------
Balance, December 31, 1997.........     $  --        $  33,405
  Issuance of common stock from
    stock option exercises.........        --               28
  Issuance of common stock for
    employee stock purchase plan...        --               65
  Issuance of common stock for the
    purchase of Advis, Inc.........        --              321
  Net loss.........................        --           (4,202)
                                        -----        ---------
Balance, December 31, 1998.........        --           29,617
  Repurchase of common stock for
    settlement of Advis, Inc.......        --             (244)
  Issuance of common stock from
    stock option exercises.........        --              336
  Issuance of common stock for
    employee stock purchase plan...        --               92
  Issuance of common stock for the
    purchase of Black Bean
    Studios, Inc...................        --            1,075
  Net loss.........................        --           (6,423)
                                        -----        ---------
Balance, December 31, 1999.........        --           24,453
  Repurchase of treasury stock.....        --             (612)
  Issuance of common stock from
    stock option exercises.........        --            1,159
  Issuance of common stock for
    employee stock purchase plan...        --              200
  Issuance of common stock for the
    purchase of
    Primant AB.....................        --            5,000
  Issuance of restricted stock
    grants for the purchase of
    Primant AB.....................        --               --
  Issuance of common stock for the
    purchase of 21st dk............        --              597
  Issuance of restricted stock
    grants for the purchase of 21st
    dk.............................        --                1
  Amortization of deferred
    compensation...................        --              175
  Cumulative translation
    adjustment.....................       (87)             (87)
  Net loss.........................        --          (15,292)
                                        -----        ---------
Balance, December 31, 2000.........     $ (87)       $  15,594
                                        =====        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (4,202)  $ (6,423)  $ (15,292)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................       877        968       5,582
    Stock compensation......................................        --         --         175
    Changes in operating assets and liabilities--
      Accounts receivable...................................    (1,450)      (681)        700
      Prepaid expenses and other current assets.............        24       (302)         99
      Accounts payable......................................      (316)        (6)        (74)
      Accrued expenses......................................       207       (270)        690
      Deferred revenue......................................      (407)       (84)         --
                                                              --------   --------   ---------
        Net cash used in operating activities...............    (5,267)    (6,798)     (8,120)
                                                              --------   --------   ---------
Cash flows from investing activities:
  Purchases of marketable securities........................   (14,313)   (21,864)     (8,196)
  Maturities of marketable securities.......................    37,222      9,009      21,051
  Purchases of property and equipment.......................       (74)      (363)     (4,297)
  Acquisitions, net of cash acquired........................       (40)      (787)       (452)
  Increase in other assets..................................    (1,732)      (305)     (1,259)
                                                              --------   --------   ---------
        Net cash provided by (used in) investing
        activities..........................................    21,063    (14,310)      6,847
                                                              --------   --------   ---------
Cash flows from financing activities:
  Payment of note payable to related party..................        --       (204)         --
  Proceeds from the exercise of stock options...............        28        336         547
  Proceeds from common stock purchased through employee
    stock purchase plan.....................................        65         92         200
  Payments on line of credit................................        --         --        (259)
  Payment of capital lease obligations......................        --       (124)         --
                                                              --------   --------   ---------
        Net cash provided by financing activities...........        93        100         488
                                                              --------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        --         --         (87)
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    15,889    (21,008)       (872)
Cash and cash equivalents, beginning of year................    10,804     26,693       5,685
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 26,693   $  5,685   $   4,813
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     --   $      8   $       5
                                                              ========   ========   =========
  Cash paid for income taxes................................  $     40   $     --   $      --
                                                              ========   ========   =========
Supplemental disclosure of noncash financing activities:
  Acquisition of Advis, Inc., Black Bean Studios, Inc. and
    Primant AB in 1998, 1999 and 2000, respectively (Note
    2):
      Fair value of net assets acquired.....................  $  2,159   $  1,895   $   5,481
      Liabilities assumed and incurred......................    (1,798)       (33)       (276)
      Issuance of common stock..............................      (321)    (1,075)     (5,000)
                                                              --------   --------   ---------
      Cash paid for acquisition.............................  $     40   $    787   $     205
                                                              ========   ========   =========
  Acquisition of 21st dk in 2000 (Note 2):
      Fair value of net assets acquired.....................  $     --   $     --   $   2,020
      Liabilities assumed and incurred......................        --         --      (1,177)
      Issuance of common stock..............................        --         --        (596)
                                                              --------   --------   ---------
      Cash paid for acquisition.............................  $     --   $     --   $     247
                                                              ========   ========   =========

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


    In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001. At that time, based upon the Company's financial projections for the remainder of fiscal 2001, the Company believed that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, would be sufficient to meet its working capital and capital expenditure requirements through December 31, 2001.



    During the second quarter of 2001, two customers of the Company deferred ongoing projects with an aggregate value of approximately $2.0 million. In addition, the Company was not able to secure new consulting engagements at the level previously anticipated due to the continued weakening of the economy.



    In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year. The Company believes that based on the lower range of its current projections, it may require funding in addition to the funding provided by the support letter from a stockholder/ officer to meet its working capital and capital expenditure requirements for 2001 and the Company may no longer be in compliance with the various debt covenants of its credit facility. The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding. The Company is currently in the process of evaluating additional sources of funding. There can be no assurances that the Company will be successful in its efforts, which may have a material adverse effect on the solvency of the Company.


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

    (d)  USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                             PRIMIX SOLUTIONS INC.

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

    (g)  CASH AND CASH EQUIVALENTS

    The Company classifies all short-term, highly liquid investments with original maturities of three months or less as cash equivalents. The Company held the following cash and cash equivalents at December 31(in thousands):

                                                                1999       2000
                                                              --------   --------
Corporate debt instruments..................................   $3,301     $   --
Cash and money market accounts..............................    2,384      4,813
                                                               ------     ------
                                                               $5,685     $4,813
                                                               ======     ======

    (h)  MARKETABLE SECURITIES

    Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

                             PRIMIX SOLUTIONS INC.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company has classified its investments in marketable securities as "held-to-maturity" securities. Accordingly, marketable securities as of December 31, 1999 are recorded at amortized cost, which approximates fair market value. The Company had no investments in marketable securities at December 31, 2000.

    The Company held the following marketable securities at December 31, 1999 (in thousands):

U.S. Government and Government Agency Securities (average
  maturity of 93 days at December 31, 1999).................  $ 2,003
Commercial Paper (average maturity of 118 days at
  December 31, 1999)........................................   10,852
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

                             PRIMIX SOLUTIONS INC.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l)  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

                             PRIMIX SOLUTIONS INC.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (o)  INTANGIBLE ASSETS

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

    The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31 (in thousands):

                                                   TOTAL REVENUE                 LONG-LIVED ASSETS(1)
                                           ------------------------------   ------------------------------
                                             1998       1999       2000       1998       1999       2000
                                           --------   --------   --------   --------   --------   --------
United States............................   $4,768    $11,989    $18,205     $3,148     $4,593    $10,507
Sweden...................................       --         --      3,099         --         --         97
Denmark..................................       --         --        109         --         --        122
Other foreign countries..................       48         --         --         --         --         --
                                            ------    -------    -------     ------     ------    -------
                                            $4,816    $11,989    $21,413     $3,148     $4,593    $10,726
                                            ======    =======    =======     ======     ======    =======

------------------------

(1) All intangible assets are recorded in the parent company's financial statements.

                             PRIMIX SOLUTIONS INC.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (r)  RECLASSIFICATION OF FINANCIAL STATEMENTS

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

2.  ACQUISITIONS

    (a)  21ST.DK A/S

    On December 27, 2000, the Company acquired 21st.dk A/S ("21st"), a privately held Denmark-based e-Business solutions company. The total consideration consisted of approximately $247,000 cash paid to Cell Network AB ("Cell"), a controlling shareholder of 21st, and 1,054,844 shares of the Company's common stock, which was valued at $0.56 per share, the fair market value of the stock at the date of the acquisition. The 1,054,844 shares were issued to the shareholders of 21st. In addition, the Company assumed 21st's liabilities of approximately $1,177,000. The excess purchase price over the net assets acquired of approximately $1.6 million is being amortized over the estimated lives of the acquired assets (2 to 3 years), beginning in January 2001.

    Immediately prior to the acquisition, Promax Commercial Holdings Limited ("Promax") invested $250,000 in 21st in exchange for 846 shares of 21st. Concurrent with the acquisition, these shares were exchanged for 360,763 shares of Primix.

                             PRIMIX SOLUTIONS INC.

2.  ACQUISITIONS (CONTINUED)
    In connection with the purchase of 21st, Primant sold its existing subsidiary in Denmark, Primant A/S ("Primant-Denmark"), through a sale of all of the issued and outstanding shares of Primant-Denmark to Incubator IT ApS, a Danish Company, for an aggregate price of one Danish kroner (approximately $0.13) and the assumption by Incubator of all outstanding indebtedness and liabilities of Primant-Denmark. The Company believes that the controlling owner of Incubator is also the controlling owner of Promax, a former shareholder of 21st. No gain or loss was incurred upon the sale.

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

                             PRIMIX SOLUTIONS INC.

2.  ACQUISITIONS (CONTINUED)
    In connection with the Primant acquisition, on August 21, 2000, the Company issued 300,000 shares of restricted common stock (the "Restricted Shares") at a price per share of $0.01 to the principal shareholders and employees of Primant in the form of restricted stock awards (the "Awards"). The Awards will fully vest on the fifth anniversary of the grant date, subject to acccelerated vesting upon the achievement of certain performance objectives of Primant. As a result, the Company recorded $1.5 million of deferred compensation, which represents the difference between the fair market value of the Company's common stock on the award date and the purchase price per share, which is being amortized on a straight-line basis over a 5-year period. For the year ended December 31, 2000, the Company recorded $175,000 of stock compensation expense.

    A summary of the intangible assets of Primant and their respective useful lives is as follows (in thousands):

INTANGIBLE ASSET                                             AMOUNT    USEFUL LIFE
----------------                                            --------   -----------
Developed Technology......................................   $2,000      2 years
Assembled Workforce.......................................      500      2 years
Tradename.................................................      400      3 years
Goodwill..................................................    2,211      3 years
                                                             ------
Total.....................................................   $5,111
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

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Net revenue..............................................  $16,433    $ 23,791
Net loss.................................................  $(8,364)   $(16,101)
Net loss per share--basic and diluted....................  $ (0.56)   $  (1.06)

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

                             PRIMIX SOLUTIONS INC.

2.  ACQUISITIONS (CONTINUED)
    In December 2000, based on its current analysis of the undiscounted value of expected future operating cash flows in relation to its net capital investment in Black Bean, the Company wrote off the remaining balance of goodwill totalling $1.7 million associated with the Black Bean acquisition.

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

    In connection with the acquisitions, the following non-cash transactions occurred (in thousands):

                                           ADVIS     BLACK BEAN   PRIMANT      21ST
                                          --------   ----------   --------   --------
Fair value of net assets acquired.......  $ 2,159      $ 1,895    $ 5,481    $ 2,020
Liabilities assumed.....................   (1,798)         (33)      (276)    (1,177)
Issuance of common stock................     (321)      (1,075)    (5,000)      (596)
                                          -------      -------    -------    -------
Cash paid for acquisition...............  $    40      $   787    $   205    $   247
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

                             PRIMIX SOLUTIONS INC.

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

                             PRIMIX SOLUTIONS INC.

3.  STOCKHOLDERS' EQUITY (CONTINUED)
    On January 26, 2001, the Board of Directors adopted an amendment to the 1996 Plan, as amended, to increase the authorized number of shares of common stock available for issuance to 5,500,000 shares. This amendment was approved by the stockholders on March 22, 2001.

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

    The following table summarizes incentive and nonqualified stock option activity under the 1995 and 1996 Stock Plans (in thousands, except per share data):

                                                                          WEIGHTED
                                                                           AVERAGE
                                               NUMBER         PRICE         PRICE
                                              OF SHARES     PER SHARE     PER SHARE
                                              ---------   -------------   ---------
Outstanding, December 31, 1997..............       900    $1.50 - 16.00     $2.94
  Granted...................................     1,081     1.25 -  3.06      2.11
  Exercised.................................       (12)    1.50 -  2.50      2.29
  Canceled..................................      (227)    1.25 - 16.00      3.16
                                               -------    -------------     -----
Outstanding, December 31, 1998..............     1,742     1.25 - 12.00      2.40
                                               -------    -------------     -----
  Granted...................................     2,589     2.44 - 10.81      4.72
  Exercised.................................      (136)    1.25 -  4.50      2.47
  Canceled..................................      (825)    1.25 - 12.00      2.57
                                               -------    -------------     -----
Outstanding, December 31, 1999..............     3,370     1.25 - 12.00      4.14
                                               -------    -------------     -----
  Granted...................................     2,950     0.53 - 11.75      2.92
  Exercised.................................      (518)    1.25 -  3.06      2.08
  Canceled..................................    (1,539)    1.25 - 10.81      5.54
                                               -------    -------------     -----
Outstanding, December 31, 2000..............     4,263    $0.53 - 12.00     $3.04
                                               =======    =============     =====
Exercisable, December 31, 2000..............       885    $1.25 - 12.00     $3.18
                                               =======    =============     =====
Exercisable, December 31, 1999..............       590    $1.25 - 12.00     $2.52
                                               =======    =============     =====
Exercisable, December 31, 1998..............       282    $1.25 - 12.00     $2.86
                                               =======    =============     =====

                             PRIMIX SOLUTIONS INC.

3.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following detail pertains to outstanding options of the Company at December 31, 2000 (in thousands, except per share data):

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
            EXERCISE PRICE     WEIGHTED AVERAGE                               PER
NUMBER OF   RANGE PER SHARE   EXERCISE PRICE PER       NUMBER OF             SHARE
 SHARES       OUTSTANDING     SHARE OUTSTANDING    SHARES EXERCISABLE     EXERCISABLE
---------   ---------------   ------------------   ------------------   ----------------
    814     $ 0.53 - $1.60            $0.58                  34              $1.36
  2,545       1.60 -  3.20             2.47                 758               2.59
    186       3.20 -  4.80             4.04                  17               4.50
    409       4.80 -  6.40             5.59                   7               5.82
      4       6.40 -  8.00             7.85                   2               7.83
     86       8.00 -  9.60             8.48                  26               8.53
    137       9.60 - 11.20            10.63                  34              10.63
     82      11.20 - 12.00            11.77                   7              12.00
  -----     --------------            -----               -----              -----
  4,263     $0.53 - $12.00            $3.04                 885              $3.18
  =====     ==============            =====               =====              =====

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

                                    1998            1999            2000
                                -------------   -------------   -------------
Risk-free interest rate.......  4.18% - 5.63%   4.60% - 6.19%   5.28% - 6.72%
Expected dividend yield.......       --              --              --
Expected life.................     5 years         5 years         4 years
Expected volatility...........      100%            100%            121%
Weighted average fair value of
  options granted.............  $   2.11        $   4.72        $   2.92

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

    The total fair value of the options granted during 1998, 1999 and 2000 was computed as approximately $1,793,000, $9,440,000 and $7,067,000, respectively. Of these amounts, approximately $1,177,000, $5,916,000 and $4,099,000 would have been charged to operations for the years ended

                             PRIMIX SOLUTIONS INC.

3.  STOCKHOLDERS' EQUITY (CONTINUED)
December 31, 1998, 1999 and 2000, respectively. The remaining amount would be amortized over the remaining vesting periods.

    The pro forma net loss and pro forma basic and diluted net loss per common share presented below have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

    The pro forma effect of SFAS No. 123 for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                        1998                      1999                      2000
                               -----------------------   -----------------------   -----------------------
                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                               -----------   ---------   -----------   ---------   -----------   ---------
Net loss.....................    $(4,202)     $(5,379)     $(6,423)    $(12,339)     $(15,292)   $(19,391)
Basic and diluted net loss
  per common share...........    $ (0.29)     $ (0.37)     $ (0.44)    $  (0.84)     $  (1.00)   $  (1.27)

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

    As of December 31, 2000, the Company had available net operating loss carryforwards of approximately $41,366,000 to reduce future federal and state income taxes, if any. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss

                             PRIMIX SOLUTIONS INC.

4.  INCOME TAXES (CONTINUED)
carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period in excess of 50%, as defined. The Company has completed several financings since its inception and believes that an ownership change as defined by The Tax Reform Act of 1986 has occurred. The Company has not yet determined the extent of any net operating loss carryforward limitations.

    The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                            1999       2000
                                                          --------   --------
Net operating loss carryforwards........................  $ 11,601   $ 16,560
Other temporary differences.............................       745        910
Credit carryforwards....................................       217        217
                                                          --------   --------
                                                            12,563     17,687
Valuation allowance.....................................   (12,563)   (17,687)
                                                          --------   --------
Net deferred tax asset..................................  $     --   $     --
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

                             PRIMIX SOLUTIONS INC.

5.  RELATED-PARTY TRANSACTIONS (CONTINUED)

    In July 2000, the Company issued a promissory note in the amount of $800,000 to an executive officer of the Company. The principal under the note is secured by 200,000 shares of common stock of the Company owned by the executive officer. The note is full recourse only to the extent of the interest under the note. The note is due on July 21, 2001 and bears interest at a rate of 7.508% per annum.



    In July 2000, the Company issued a promissory note in the amount of $70,000 to an executive officer of the Company. The principal under the note is secured by 17,500 shares of common stock of the Company owned by the executive officer. The note is full recourse only to the extent of the interest under the note. The note is due on July 25, 2001 and bears interest at a rate of 7.508% per annum.


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

    Advis had a separate 401(k) profit sharing plan, which covered substantially all employees who met minimum service requirements. As of January 1, 1999, all Advis employees meeting the minimum

                             PRIMIX SOLUTIONS INC.

6.  EMPLOYEE BENEFIT PLAN (CONTINUED)
service requirements were eligible to participate in the Company's 401(k) Plan. The Company merged the assets of the Advis plan with its plan in May 1999.

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

    The following is a summary of future minimum payments under operating leases with noncancelable terms with a remaining term in excess of one year as of December 31, 2000 (in thousands):

                                                            DEDUCT
                                                           SUBLEASE   NET RENTAL
                                             COMMITMENTS   RENTALS    COMMITMENTS
                                             -----------   --------   -----------
2001.......................................    $ 1,654       $198       $ 1,456
2002.......................................      2,161        127         2,034
2003.......................................      1,941         --         1,941
2004.......................................      1,938         --         1,938
2005.......................................      1,908         --         1,908
Thereafter.................................      9,814         --         9,814
                                               -------       ----       -------
Total minimum lease payments...............    $19,416       $325       $19,091
                                               =======       ====       =======

                             PRIMIX SOLUTIONS INC.

8.  QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited quarterly statements of operations and comprehensive loss (in thousands, except per share data) for each of the eight quarters ending December 31, 2000.

                                                       1999                                        2000
                                     -----------------------------------------   -----------------------------------------
                                      FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------   --------
Professional services revenue......  $ 1,941    $ 2,552    $ 3,700    $ 3,796    $ 5,013    $ 5,338    $ 6,726    $ 4,336
Operating expenses:
  Professional services............    1,435      2,169      2,886      2,916      3,053      3,515      4,339      4,106
  General and administrative.......    1,135      1,309      1,997      1,868      2,118      2,538      2,806      3,036
  Sales and marketing..............      535        790      1,063      1,054      1,614      1,675      1,521      1,261
  Amortization of intangible
    assets.........................       55         54         59         73         92        203        341      4,480
  Research and development.........       --         --         --        131        223        185        133         --
  Stock compensation...............       --         --         --         --         --         25         75         75
                                     -------    -------    -------    -------    -------    -------    -------    -------
    Total operating expenses.......    3,160      4,322      6,005      6,042      7,100      8,141      9,215     12,958
                                     -------    -------    -------    -------    -------    -------    -------    -------
Operating loss.....................   (1,219)    (1,770)    (2,305)    (2,246)    (2,087)    (2,803)    (2,489)    (8,622)
Interest income, net...............      297        278        270        272        230        242        141         96
                                     -------    -------    -------    -------    -------    -------    -------    -------
Net loss...........................  $  (922)   $(1,492)   $(2,035)   $(1,974)   $(1,857)   $(2,561)   $(2,348)   $(8,526)
                                     -------    -------    -------    -------    -------    -------    -------    -------
Other comprehensive loss:
  Foreign currency translation
    adjustment.....................       --         --         --         --         --         --    $   (24)   $   (63)
                                     -------    -------    -------    -------    -------    -------    -------    -------
Comprehensive loss.................  $  (922)   $(1,492)   $(2,035)   $(1,974)   $(1,857)   $(2,561)   $(2,372)   $(8,589)
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic and diluted net loss per
  common share.....................  $ (0.06)   $ (0.10)   $ (0.14)   $ (0.13)   $ (0.12)   $ (0.17)   $ (0.15)   $ (0.55)
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic and diluted weighted average
  shares outstanding...............   14,618     14,621     14,627     14,636     14,879     15,207     15,406     15,569
                                     =======    =======    =======    =======    =======    =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

    Set forth below is certain information regarding the Directors of the Company.


                                                                         DIRECTOR
NAME                                                         AGE           SINCE
----                                                       --------   ---------------
CLASS I--TERM EXPIRES 2003
Magnus Nicolin...........................................     43       October 2000
Lennart Mengwall.........................................     58         May 1997

CLASS II--TERM EXPIRES 2001
Kevin Azzouz.............................................     41         May 1997
Michael Troiano..........................................     34         June 2001

CLASS III--TERM EXPIRES 2002
Robert Hedges............................................     43       October 1998


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


    Michael Troiano was appointed as a Director of the Company in June 2001 and has been the Company's President since December 1999. Mr. Troiano served as the Company's Senior Vice President of Business Development from January 1999 to December 1999. Prior to joining the Company, Mr. Troiano co-founded a strategic Internet services firm, Brandscape, in 1996, acting as the firm's CEO from 1996 to December 1998.


    Robert Hedges has served as a Director of the Company since October 1998. Mr. Hedges is the Managing Director of the Retail Distribution Group at Fleet Financial Group ("Fleet"). From 1995 to 1997, Mr. Hedges served as Fleet's Director of Direct Financial Services Group.

INFORMATION REGARDING EXECUTIVE OFFICERS

    Set forth below is certain information regarding each of the current executive officers of the Company.

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
Lennart Mengwall*.................        58   Chairman of the Board and Co-Chief
                                               Executive Officer
Kevin Azzouz*.....................        41   Co-Chief Executive Officer
Michael D. Troiano................        34   President
Joseph W. Seebach.................        39   Executive Vice President
David W. Chapman..................        37   Chief Financial Officer, Treasurer
                                               and Secretary
Byung C. Choi.....................        42   Senior Vice President of
                                               Operations
Sarah Gibbs**.....................        31   Vice President of Human Resources

------------------------

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

    The Company's directors and executive officers and their principal occupations are set forth below:

NAME                                           PRINCIPAL OCCUPATION
----                                   -------------------------------------
Kevin Azzouz.........................  Co-Chief Executive Officer, Primix
                                       Solutions Inc., Partner, Avix
                                       Associates, L.P. and Officer, Azzouz
                                       Holding Corp.

Robert Hedges........................  Managing Director, Retail
                                       Distribution Group, Fleet Financial
                                       Group

Magnus Nicolin.......................  Executive Vice President, Esselte

Lennart Mengwall.....................  Chairman and Co-Chief Executive
                                       Officer, Primix Solutions Inc. and
                                       Partner, Avix Associates, L.P.

Michael D. Troiano...................  President, Primix Solutions Inc.

Joseph W. Seebach....................  Executive Vice President, Primix
                                       Solutions Inc.

David W. Chapman.....................  Chief Financial Officer, Treasurer
                                       and Secretary, Primix Solutions Inc.

Sarah Gibbs..........................  Vice President of Human Resources,
                                       Primix Solutions Inc.

Byung C. Choi........................  Senior Vice President of Operations,
                                       Primix Solutions Inc.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                               ANNUAL           ------------
                                                            COMPENSATION         SECURITIES     ALL OTHER
                                                       ----------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR     SALARY ($)   BONUS ($)   OPTIONS (#)       ($)(1)
---------------------------                 --------   ----------   ---------   ------------   ------------
Lennart Mengwall, Chairman of the Board
  and Co-Chief Executive Officer..........    2000            --          --        20,000            --
                                              1999            --          --       300,000            --
                                              1998            --          --            --            --
Kevin Azzouz, Co-Chief Executive
  Officer(2)..............................    2000            --          --        20,000            --
Michael D. Troiano, President(3)..........    2000       163,558      50,000       225,000         2,625
                                              1999       120,192      66,583       200,000        12,505
Joseph W. Seebach, Executive Vice
  President...............................    2000       162,500      37,500        65,000            --
                                              1999       150,481     112,375        50,000            --
                                              1998       161,654      62,560            --            --
David W. Chapman, Chief Financial Officer,
  Treasurer and Secretary.................    2000       140,115      21,250        75,000         2,516
                                              1999       115,369      46,640        32,493         2,331
                                              1998       112,654      16,705            --         1,941
Byung C. Choi, Senior Vice President of
  Operations(3)...........................    2000       161,444      35,000       194,000         2,475
                                              1999       120,192      66,583       100,000        84,491

------------------------

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                                  --------------------------------------------------
                                                 PERCENT                                POTENTIAL REALIZABLE
                                                 OF TOTAL                                 VALUE AT ASSUMED
                                   NUMBER OF     OPTIONS                               ANNUAL RATES OF STOCK
                                  SECURITIES    GRANTED TO    EXERCISE                 PRICE APPRECIATION FOR
                                  UNDERLYING    EMPLOYEES     RATES OR                     OPTION TERM(1)
                                    OPTIONS     IN FISCAL    BASE PRICE   EXPIRATION   ----------------------
NAME                              GRANTED (#)    YEAR (%)      ($/SH)        DATE        5%($)       10%($)
----                              -----------   ----------   ----------   ----------   ---------   ----------
Lennart Mengwall................     20,000         0.68          2.03     10/05/10      23,526       61,522

Kevin Azzouz....................     20,000         0.68          2.03     10/05/10      23,526       61,522

Michael D. Troiano..............    100,000         3.39          5.94      4/18/10     546,426    1,221,820
                                     25,000         0.85          2.25      8/08/10      48,121      109,944
                                    100,000         3.39          0.53     12/20/10      33,394       84,628

Joseph W. Seebach...............     50,000         1.70          5.94      4/18/10     273,213      610,910
                                     15,000         0.51          0.53     12/20/10       5,009       12,694

David W. Chapman................     25,000         0.85         11.75      2/14/10     194,918      484,373
                                     50,000         1.70          2.25      8/08/10      96,243      219,888

Byung C. Choi...................        500         0.02          8.13      1/03/10       2,403        6,232
                                     50,000         1.70         11.75      2/14/10     389,837      968,745
                                     25,000         0.85          5.94      4/18/10     136,607      305,455
                                     75,000         2.54          2.25      8/08/10     144,364      329,832
                                     43,500         1.47          0.53     12/20/10      14,527       36,813

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                             SHARES                  OPTIONS AT DECEMBER 31, 2000       IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON    VALUE                    #                   DECEMBER 31, 2000 ($)(1)
                            EXERCISE     REALIZED   -------------------------------   ---------------------------
NAME                           (#)         ($)      EXERCISABLE       UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       -----------   --------   -----------       -------------   -----------   -------------
Lennart Mengwall.........         --          --        93,750            226,250          --              --
Kevin Azzouz.............         --          --            --             20,000          --              --
Michael D. Troiano.......         --          --        66,874            358,126          --          28,200
Joseph W. Seebach........     60,000     712,500       124,492            160,508          --           4,230
David W. Chapman.........     22,694     181,035        10,020            105,286          --              --
Byung C. Choi............         --          --        42,374            251,626          --          12,267

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

                                                         BENEFICIAL OWNERSHIP(2)
                                                         ------------------------
NAME OF BENEFICIAL OWNER(1)                               SHARES(1)    PERCENTAGE
---------------------------                              -----------   ----------
Azzouz Limited Partnership
P.O. Box 50401
Henderson, NV 89016....................................   3,500,000       19.3%

Avix Ventures, L.P.
160 West 66th Street
New York, NY 10023.....................................     748,871        4.1%

OFFICERS AND DIRECTORS:

Lennart Mengwall(3)....................................   4,852,371       26.7%

Kevin Azzouz(4)........................................   4,248,871       23.5%

Joseph W. Seebach(5)...................................     425,487        2.3%

David W. Chapman(6)....................................      57,865          *

Michael D. Troiano(7)..................................     112,125          *

Byung C. Choi(8).......................................      77,654          *

Robert Hedges(9).......................................      13,987          *

Magnus Nicolin.........................................          --          *

All Directors and executive officers as a group(10)....   9,039,489       48.6%

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

    In July 2000, the Company issued a promissory note in the amount of $800,000 to Joseph W. Seebach, the Company's Executive Vice President. The principal under the note is secured by a security interest in 200,000 shares of common stock of the Company owned by Mr. Seebach. The note is full recourse only to the extent of the interest under the note. The note is due on July 21, 2001 and bears interest at a rate of 7.508% per annum.



    In July 2000, the Company issued a promissory note in the amount of $70,000 to David W. Chapman, the Company's Chief Financial Officer, Treasurer and Secretary. The principal under the note is secured by a security interest in 17,500 shares of common stock of the Company owned by Mr. Chapman. The note is full recourse only to the extent of the interest under the note. The note is due on July 25, 2001 and bears interest at a rate of 7.508% per annum.


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

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        3.1             Third Amended and Restated Certificate of Incorporation(2)

        3.2             Amended and Restated By-laws(2)

        4.1             Specimen Common Stock Certificate(4)

       10.1             1995 Stock Plan, as amended(1)

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

       10.2*            1996 Stock Plan, as amended

       10.2A*           Form of Incentive Stock Option Agreement under the 1996
                        Stock Plan

       10.2B*           Form of Non-Qualified Stock Option Agreement under the 1996
                        Stock Plan

       10.3*            Employee Stock Purchase Plan, as amended

       10.4             Lease for One Arsenal Marketplace, Watertown,
                        Massachusetts(1)

       10.5 Lease Agreement dated as of June 19, 2000 by and between Arthur D. Little, Inc. and the Company(8)

       10.10            Warrant Purchase Agreement dated as of February 16, 1996
                        between the Company and SSB Investments, Inc.(2)

       10.11            Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(2)

       10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the 10.12 Company and
                        Hewlett-Packard Company(1)

       10.13            Amendment to Series B Convertible Preferred Stock Purchase
                        Agreement dated as of March 6, 1996 between the Company and
                        Hewlett-Packard Company(1)

       10.13A           Amendment No. 1 to Series B Convertible Preferred Stock
                        Purchase Agreement dated as of June 7, 1996 between the Company and Hewlett-Packard Company(3)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
       10.14            Series B Convertible Preferred Stock Purchase Agreement
                        dated March 6, 1996 among the Company and the purchasers
                        named therein(1)

       10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein (1)

       10.23 Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman(6)

       10.25            Promissory Note for $250,000 dated as of September 20, 1999 from Byung C. Choi for the benefit of the Company(7)

       10.26            Stock Pledge Agreement dated as of September 20, 1999 by and between the Company and Byung C. Choi(7)

       10.27            Amendment to Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and David Chapman(7)

       10.28            Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman(7)

       10.29            Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach(7)

       10.30            Non-Qualified Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and Joseph Seebach(7)

       10.31            Incentive Stock Option Agreement dated as of September 16,
                        1999 by and between the Company and Lennart Mengwall(7)

       10.32            Non-Qualified Stock Option Agreement dated as of
                        September 16, 1999 by and between the Company and Lennart
                        Mengwall(7)

       10.33            Agreement and Plan of Merger dated as of December 3, 1999 by and among the Company, Black Bean Studios, Inc., Claudio
                        Luis Vera and Alisha Haydn Vera(5)

       10.34            Promissory Note for $250,000 dated as of January 1, 2000
                        from Michael Troiano for the benefit of the Company(8)

       10.35 Stock Pledge Agreement dated as of January 1, 2000 by and between the Company and Michael Troiano(8)

       10.36            Share Purchase Agreement between the Company and the owners of Primant AB dated as of May 28, 2000(9)

       10.37            Promissory Note for $800,000 dated as of July 21, 2000 from
                        Joseph Seebach for the benefit of the Company(10)

       10.38 Stock Pledge Agreement dated as of July 21, 2000 by and between the Company and Joseph Seebach(10)

       10.39            Promissory Note for $70,000 dated as of July 25, 2000 from
                        David W. Chapman for the benefit of the Company(10)

       10.40 Stock Pledge Agreement dated as of July 25, 2000 by and between the Company and David W. Chapman(10)

       10.41 Share Purchase Agreement dated as of December 27, 2000 by and among the Company and certain former shareholders of 21st.dk A/S(11)

       10.42 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Cell Network AB(11)

       10.43 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Promax Commercial Holdings
                        Limited(11)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
       10.44            Share Purchase Agreement dated as of December 27, 2000 by
                        and between the Company and Teknologisk Innovation A/S(11)

       10.45 Share Purchase Agreement dated as of December 27, 2000 by and between Primant AB and Incubator IT ApS(11)

       10.46*           Offer letter dated as of January 21, 1999 by and between the
                        Company and Michael Troiano

       10.47*           Offer letter dated as of January 21, 1999 by and between the
                        Company and Byung C. Choi

       21*              List of Subsidiaries

       23               Consent of Arthur Andersen LLP


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

 (11) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2001.


   * Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of June 2001.



                                              PRIMIX SOLUTIONS INC.

                                              By:             /s/ DAVID W. CHAPMAN
                                                  --------------------------------------------
                                                                David W. Chapman
                                                             CHIEF FINANCIAL OFFICER

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Primix Solutions Inc.:


    We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Primix Solutions Inc. as of December 1999 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, included in this Form 10-K, and have issued our report thereon dated April 16, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The attached schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
April 16, 2001 (except with respect to the matter discussed in Note 1, as to which the date is June 19, 2001)

                                                                     SCHEDULE II

                             PRIMIX SOLUTIONS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT
                                                    BEGINNING OF   BAD DEBT                 BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS                        PERIOD      EXPENSE    RECOVERIES   END OF PERIOD
-------------------------------                     ------------   --------   ----------   -------------
Year ended December 31, 1998......................       $50         $42         $ --          $ 92
Year ended December 31, 1999......................        92          --          (42)           50
Year ended December 31, 2000......................        50          70           --           120

                                                    BALANCE AT
                                                   BEGINNING OF   CHARGED TO               BALANCE AT
RESTRUCTURING RESERVE                                 PERIOD       EXPENSE     PAYMENTS   END OF PERIOD
---------------------                              ------------   ----------   --------   -------------
Year ended December 31, 1998.....................      $187       $     --      $(187)     $       --
Year ended December 31, 1999.....................        --             --         --              --
Year ended December 31, 2000.....................        --             --         --              --

                                 EXHIBIT INDEX

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        3.1             Third Amended and Restated Certificate of Incorporation(2)

        3.2             Amended and Restated By-laws(2)

        4.1             Specimen Common Stock Certificate(4)

       10.1             1995 Stock Plan, as amended(1)

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

       10.2*            1996 Stock Plan, as amended

       10.2A*           Form of Incentive Stock Option Agreement under the 1996
                        Stock Plan

       10.2B*           Form of Non-Qualified Stock Option Agreement under the 1996
                        Stock Plan

       10.3*            Employee Stock Purchase Plan, as amended

       10.4             Lease for One Arsenal Marketplace, Watertown,
                        Massachusetts(1)

       10.5 Lease Agreement dated as of June 19, 2000 by and between Arthur D. Little, Inc. and the Company(8)

       10.10            Warrant Purchase Agreement dated as of February 16, 1996
                        between the Company and SSB Investments, Inc.(2)

       10.11            Common Stock Purchase Warrant dated as of February 16, 1996 issued to SSB Investments, Inc.(2)

       10.12 Series B Convertible Preferred Stock Purchase Agreement dated February 27, 1996 between the 10.12 Company and
                        Hewlett-Packard Company(1)

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

       10.14 Series B Convertible Preferred Stock Purchase Agreement dated March 6, 1996 among the Company and the purchasers named therein(1)

       10.16 Series C Convertible Preferred Stock Purchase Agreement dated as of March 29, 1996 among the Company and the purchasers named therein(1)

       10.23 Severance Agreement dated as of February 26, 1998 by and between the Company and David W. Chapman(6)

       10.25            Promissory Note for $250,000 dated as of September 20, 1999 from Byung C. Choi for the benefit of the Company(7)

       10.26            Stock Pledge Agreement dated as of September 20, 1999 by and between the Company and Byung C. Choi(7)

       10.27            Amendment to Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and David Chapman(7)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
       10.28            Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and David Chapman(7)

       10.29            Incentive Stock Option Agreement dated as of March 11, 1999 by and between the Company and Joseph Seebach(7)

       10.30            Non-Qualified Stock Option Agreement dated as of March 11,
                        1999 by and between the Company and Joseph Seebach(7)

       10.31            Incentive Stock Option Agreement dated as of September 16,
                        1999 by and between the Company and Lennart Mengwall(7)

       10.32            Non-Qualified Stock Option Agreement dated as of
                        September 16, 1999 by and between the Company and Lennart
                        Mengwall(7)

       10.33            Agreement and Plan of Merger dated as of December 3, 1999 by and among the Company, Black Bean Studios, Inc., Claudio
                        Luis Vera and Alisha Haydn Vera(5)

       10.34            Promissory Note for $250,000 dated as of January 1, 2000
                        from Michael Troiano for the benefit of the Company(8)

       10.35 Stock Pledge Agreement dated as of January 1, 2000 by and between the Company and Michael Troiano(8)

       10.36            Share Purchase Agreement between the Company and the owners of Primant AB dated as of May 28, 2000(9)

       10.37            Promissory Note for $800,000 dated as of July 21, 2000 from
                        Joseph Seebach for the benefit of the Company(10)

       10.38 Stock Pledge Agreement dated as of July 21, 2000 by and between the Company and Joseph Seebach(10)

       10.39            Promissory Note for $70,000 dated as of July 25, 2000 from
                        David W. Chapman for the benefit of the Company(10)

       10.40 Stock Pledge Agreement dated as of July 25, 2000 by and between the Company and David W. Chapman(10)

       10.41 Share Purchase Agreement dated as of December 27, 2000 by and among the Company and certain former shareholders of 21st.dk A/S(11)

       10.42 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Cell Network AB(11)

       10.43 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Promax Commercial Holdings
                        Limited(11)

       10.44 Share Purchase Agreement dated as of December 27, 2000 by and between the Company and Teknologisk Innovation A/S(11)

       10.45 Share Purchase Agreement dated as of December 27, 2000 by and between Primant AB and Incubator IT ApS(11)

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
       10.46*           Offer letter dated as of January 21, 1999 by and between the
                        Company and Michael Troiano

       10.47*           Offer letter dated as of January 21, 1999 by and between the
                        Company and Byung C. Choi

       21*              List of Subsidiaries

       23               Consent of Arthur Andersen LLP


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

 (11) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2001.


   * Filed as an exhibit to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.