Form 10-Q/A
period 2001-03-31
PRIMIX
filed 2001-06-22
CIK 1011255

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-Q/A


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

         In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year. The Company believes that based on the lower range of its current projections, it may require funding in addition to the funding provided by the support letter from a stockholder/officer to meet its working capital and capital expenditure requirements for 2001 and the Company may no longer be in compliance with the various debt covenants of its credit facility. The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding. The Company is currently in the process of evaluating additional sources of funding. There can be no assurances that the Company will be successful in its efforts, which may have a material adverse effect on the solvency of the Company.



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

         In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year. The Company believes that based on the lower range of its current projections, it may require funding in addition to funding provided by the support letter from a stockholder/officer to meet its working capital and capital expenditure requirements for 2001 and the Company may no longer be in compliance with the various debt covenants of its credit facility. The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding. The Company is currently in the process of evaluating additional sources of funding. There can be no assurances that the Company will be successful in its efforts, which may have a material adverse effect on the solvency of the Company.





         The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with the funding commitment by a stockholder/officer, will be sufficient to meet its anticipated working capital and capital expenditure requirements through September 30, 2001. Thereafter, the Company may need to raise additional funds. The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices. The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition. Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.



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



Dated:   June 22, 2001



                                 PRIMIX SOLUTIONS INC.


                                 /s/ David W. Chapman
                                 ---------------------------------------

                                 David W. Chapman
                                 Chief Financial Officer and
                                 Principal Financial Officer