Form 10-Q
period 2001-06-30
PRIMIX
filed 2001-08-14
CIK 1011255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10 – Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the transition period from ________ to _________.

Commission File Number: 0-20789

PRIMIX SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3249618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Arsenal Street, Watertown, Massachusetts 02472
(Address of principal executive offices)

Registrant's telephone number, including area code:  (617) 923-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

As of August 8, 2001, there were 18,989,338 shares of registrant’s Common Stock outstanding.

Primix Solutions Inc.

Part I.    Financial Information
Item 1.  Condensed Consolidated Financial Statements

Primix Solutions Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	December 31, 2000	June 30, 2001

Assets
Current assets:
Cash and cash equivalents	$4,813	$518
Accounts receivable, net	4,143	7,559
Prepaid expenses and other current assets	663	864
Note receivable from related party - current portion	870	-

Total current assets	10,489	8,941
Property and equipment, net	4,462	4,507
Restricted cash	-	1,080
Goodwill, net	5,371	3,699
Notes receivable from related parties	500	500
Other assets	393	78

Total assets	$21,215	$18,805

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$-	$684
Lines of credit payable	344	3,522
Notes payable - related party	107	2,393
Accounts payable	1,229	2,348
Accrued expenses and other liabilities	3,941	2,528
Accrued restructuring (Note 9)	-	1,958

Total current liabilities	5,621	13,433
Long-term portion of capital lease obligations	-	950
Other long-term liabilities	-	92

Total liabilities	5,621	14,475
Commitments (Note 4)	-	-
Stockholders' equity:
Common stock	18	19
Additional paid-in capital	66,947	68,385
Notes receivable from related party	-	(163)
Deferred compensation	(1,507)	(1,345)
Accumulated deficit	(49,777)	(62,485)
Cumulative translation adjustment	(87)	(81)

Total stockholders' equity	15,594	4,330

Total liabilities and stockholders' equity	$21,215	$18,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenue:
Professional services	$5,338	$5,967	$10,351	$13,708
Operating expenses:
Professional services	3,758	3,752	7,034	7,765
Sales and marketing	1,645	980	3,259	2,249
General and administrative	2,390	2,947	4,454	6,044
Depreciation	122	364	176	812
Amortization of intangible assets	202	3,586	294	4,240
Restructuring charge	-	4,345	-	4,345
Other compensation expense	-	707	-	707
Stock compensation	25	187	25	271

Total operating expenses	8,142	16,868	15,242	26,433

Operating loss	(2,804)	(10,901)	(4,891)	(12,725)
Interest income (expense), net	242	(42)	472	17

Net loss	$(2,562)	$(10,943)	$(4,419)	$(12,708)

Basic and diluted net loss per common share	$(0.17)	$(0.63)	$(0.29)	$(0.74)

Basic and diluted weighted average shares outstanding	15,246	17,410	15,063	17,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2000	2001

Cash flow from operating activities:
Net loss	$(4,419)	$(12,708)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	176	812
Amortization	294	4,240
Restructuring charge - non cash	-	3,854
Other compensation expense	-	707
Stock compensation	25	271
Changes in assets and liabilities
Accounts receivable	(244)	(3,303)
Prepaid expenses and other asset	(145)	(156)
Accounts payable	29	1,088
Accrued expenses and other current liabilities	418	(2,357)

Net cash used in operating activities	(3,866)	(6,011)
Cash flow from investing activities:
Purchases of certificates of deposit	-	(1,080)
Sales of marketable securities, net	1,621	-
Purchases of property and equipment	(960)	(628)
Additional purchase price of Primant AB	(205)	-
Additional purchase price of Black Bean Studios, Inc.	(6)	-
Increase in other assets	(25)	315

Net cash from investing activities	425	(3,384)
Cash flow provided by (used in) financing activities:
Principal payments on capital lease obligations	-	(302)
Borrowings under working capital lines of credit	-	3,178
Proceeds from note payable to shareholder	-	1,850
Payments under note payable to related party	-	(107)
Proceeds from stock options exercise	433	25
Proceeds from sale of stock	107	-

Net cash provided by financing activities	540	5,094
Effect of exchange rate changes on cash and cash equivalents	-	6

Net decrease in cash and cash equivalents	(2,901)	(4,295)
Cash and equivalents, beginning of period	5,685	4,813

Cash and equivalents, end of period	$2,784	$518

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment through capital lease obligation	$-	$1,886
Common stock issued to acquire Extrio	-	$1,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2001

1.          Basis of Presentation

             The condensed consolidated financial statements included herein are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

             In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001.  At that time, based upon the Company’s financial projections for the remainder of fiscal 2001, the Company believed that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, would be sufficient to meet its working capital and capital expenditure requirements through December 31, 2001.  The support letter from a stockholder/officer was superseded by bridge financing of $2.5 million which closed in July 2001 (see “Subsequent Events”).

             In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year.  The Company believes that based on the lower range of its current projections, it may require funding in addition to funding provided by the $2.5 million bridge loan from a stockholder/officer to meet its working capital and capital expenditure requirements.  In addition, the Company may no longer be in compliance with the various debt covenants of its credit facility.  The Company’s ability to continue as a going concern is dependent upon its ability to secure additional funding.  The Company is currently in the process of evaluating additional sources of funding.  There can be no assurances that the Company will be successful in its efforts, which may have a material adverse affect on the solvency of the Company.

             The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be achieved for the entire year ending December 31, 2001.

2.          Reclassification of Financial Statements

             Certain prior year amounts have been reclassified to conform to the current year presentation.

3.          Computation of Basic and Diluted Net Loss per Common Share

             In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities.  Diluted net loss per share is the same as basic net loss per share because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares was approximately 6,096,000 at June 30, 2001) would be antidilutive.

4.          Commitments

             In June 2000, the Company entered into a ten-year lease commitment for approximately 73,000 square feet in Watertown, Massachusetts, at an annual rate of approximately $1.8 million.  The Company moved into the new facility in Watertown, MA in January 2001 with rent to commence five-months thereafter, subject to an adjustment clause in the agreement.  The Company utilized a letter of credit to satisfy the security deposit requirement.  The letter of credit is shown as long-term restricted cash in the Company’s balance sheet at June 30, 2001.

             In May 2001, the Company assumed a lease commitment, with a termination date of November 30, 2005, for approximately 15,000 square feet in conjunction with its acquisition of Extrio Corporation (“Extrio”).  As part of the acquisition plan, the Company vacated this space in May 2001. The Company has no future plans to utilize this space.  Accordingly, the Company capitalized future lease payments of approximately $600,000, as part of the cost of the acquisition in its accounting for the purchase of Extrio (see note 8).

             In June 2001, the Company vacated approximately 35,000 square feet of its corporate headquarters in Watertown, MA.  The Company took a restructuring charge of approximately $1.2 million in the second quarter related to an estimate of losses on future lease commitments on abandoned space (see “Restructuring Charge” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section).

5.          Comprehensive Income (loss)

             During 1998, the Company adopted SFAS No. 130, “Reporting of Comprehensive Income.” Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive loss includes net loss and other comprehensive income (loss) items.  Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $12.8 million for the six months ended June 30, 2001.  Total comprehensive loss was the same as reported net loss for the six months ended June 30, 2000.

6.          Significant Customers and Concentration of Credit Risk

             SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentration.  Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities.  At December 31, 2000, three customers accounted for approximately 14%, 13% and 10% of total accounts receivable.  At June 30, 2001, two customers accounted for approximately 40% and 21% of total accounts receivable.  Three customers accounted for 20%, 17%, and 10% of total revenue for the three months ended June 30, 2001.  Two customers accounted for 17% and 16% of total revenue for the three months ended June 30, 2000.  Three customers accounted for 21%, 15% and 12% of total revenue for the six months ended June 30, 2001.  Three customers accounted for 18%, 14% and 13% of total revenue for the six months ended June 30, 2000.

7.          Segment Reporting

             SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports to stockholders.

             The following table presents geographical revenue from sources in total and as a percent of total revenue for the three and six months ended June 30, 2000 and 2001 (in thousands):

	Three months ended June 30,				Six months ended June 30,

	2000		2001		2000		2001

North America	$4,989	93%	$4,249	71%	$10,002	97%	$9,788	71%
Europe	349	7%	1,718	29%	349	3%	3,920	29%

	$5,338	100%	$5,967	100%	$10,351	100%	$13,708	100%

8.          Extrio Corporation Acquisitions

             In May 2001, the Company completed an acquisition of privately held Extrio Corporation.  The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations.”  Consideration was in the form of the Company’s common stock and promissory notes.  The first installment under the promissory notes in the amount of $293,000 was paid in July 2001.  The second installment under the promissory notes in the amount of $250,000 is due in October 2001.  The second installment may be satisfied through payment of cash or through issuance of the Company’s common stock based on the market price of the common stock on the date of the acquisition.  The excess purchase price over the identifiable assets resulting from the acquisition will be amortized over an average of 2.5 years and was calculated as follows (in thousands):

Common Stock Issued (900,000 shares at $1.36/share)	$1,224
Promissory Notes Issued	543

Total Consideration	1,767
Capitalized future lease payments	600
Professional service costs	125
Other acquisition costs	20
Net Assets Acquired	(100)

Intangible assets	$2,412

             Set forth below are unaudited pro forma combined results of operations of the Company and Extrio Corporation as if the Extrio acquisition had been completed at the beginning of 2001. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the Extrio acquisition been completed as of January 1, 2001 (amounts in thousands, except per share data).

	Three months ended June 30, 2001	Six months ended June 20, 2001

Net revenue	$6,585	$15,850
Net loss	$(11,214)	$(12,399)

Net loss per share - basic and diluted	$(0.64)	$(0.73)

9.          Restructuring Charge

             In June 2001 the Company’s management formally adopted a plan to restructure the Company.  The Company’s management effected a corporate restructuring in order to match the Company’s cost structure with the current revenue opportunity.  The restructuring primarily affected the North America region’s professional services group and the Company’s general & administrative staff, however all regions were affected.  In total, the Company laid-off 61 employees, world-wide.  The resulting charge taken during the three months ended June 30, 2001 was approximately $4.3 million.  The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space	$1,260
Leashold improvement write-off	1,667
Employee severance	651
Furniture and equipment write-off	229
European restructuring charges	152
Discountinued marketing contracts	146
Lease buyout - furniture and equipment	90
Other costs	150

$4,345

             All terminations occurred during the three-month period ended June 30, 2001.  Approximately, $144,000 of the $651,000 severance charges had been paid as of June 30, 2001.

10.        Other Compensation Expense

             During the three months ended June 30, 2001, the Company recorded expenses of $707,000 related to the write-down of two notes receivable from officers of the Company.  The notes totaling $870,000 were secured by approximately 217,500 shares of the Company’s common stock and were due on July 21, 2001.  The Company’s sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares.  As expected, the shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001.  As of June 30, 2001 the value of the underlying stock was $163,000.  Accordingly, the Company recorded the write-down of the notes receivable to their realizable value of June 30, 2001.

11.        New Accounting Pronouncments

             In July 2001, the FASB issued SFAS No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments.  The Compnay has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company’s financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003.  At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

12.        Subsequent Events

             In July 2001, the Company closed a bridge financing in the amount of $2.5 million with a shareholder/officer.  The promissory note is due on January 1, 2002 and bears an interest at a rate of 15% per annum.

             Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled “Certain Factors That May Affect Future Results” on page 14 of the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

             This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company’s actual results could differ materially from those set forth in the forward-looking statements.  Factors that might cause such a difference are discussed in the section entitled “Certain Factors That May Affect Future Results” below.

OVERVIEW

             Primix Solutions Inc. (“Primix” or the “Company”) is a strategic Internet services firm that helps clients define, develop and deploy e-business solutions that deliver superior business results.

             The Company has generally derived its professional services revenues from engagements that have been priced on a fixed-time/fixed-price and time and materials basis.  The fixed-time/fixed price model contains inherent risks that are greater than engagements priced on a time and materials basis.  Accordingly, the Company diligently evaluates the scope of each project and its related risk.  To the extent that the Company has not adequately assessed the risk associated with its engagements, revenues could be materially delayed and therefore adversely affect the Company’s results.  As is the nature with most consulting firms, the Company’s costs are relatively fixed.

             As of June 30, 2001, the Company’s total headcount was 237 compared to 216 as of June 30, 2000.

RESULTS OF OPERATIONS

Revenue

             Professional services revenue increased by $629,000 to $6.0 million for the three months ended June 30, 2001 from $5.3 million for the comparable quarter in 2000.  For the six months ended June 30, 2001, total revenue increased by $3.4 million to $13.7 million from $10.3 million for the comparable period in 2000.   The increase is primarily attributed to the contribution of approximately $600,000 in revenue related to Extrio Corporation, acquired in May 2001.  Annualized revenue per billable head was approximately $164,000 and $127,000 as of June 30, 2000 and 2001, respectively.  Utilization rates for all consultants decreased by 7% to 57% for the three months ended June 30, 2001 from 64% for the comparable quarter in 2000.  Billable headcount increased from 153 at June 30, 2000 to 175 at June 30, 2001.  The decrease in annualized revenue per billable head is due to lower utilization rates for the Company’s consultants in all regions.

Professional Services

             The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects.  Professional services expenses for the three months ended June 30, 2000 and 2001 were $3.8 million, or 70% and 63% of revenue, respectively.  For the six months ended June 30, 2001, professional services expenses increased to $7.8 million or 57% of revenue, from $7.0 million or 68% of revenue for the comparable period in 2000.  The absolute dollar increase is primarily due to increased headcount as a result of the Extrio acquisition, offset by cost and headcount reduction measures taken as part of the Company’s corporate restructuring (see “Restructuring Charge” below).  Professional services headcount increased from 153 at June 30, 2000 to 175 at June 30, 2001.  The Company expects professional services expenses to remain flat during the remainder of 2001 as the Company intends to support revenue growth through improved utilization rates for the remainder of the year.

Sales and Marketing

             Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing.  Sales and marketing expenses decreased to $980,000, or 16% of revenue, for the three months ended June 30, 2001 from $1.6 million, or 31% of revenue, for the comparable prior year period.  For the six months ended June 30, 2001.  For the six months ended June 30, 2001 sales and marketing expenses decreased to $2.2 million, or 16% of revenue, from $3.3 million, or 31% of revenue for the comparable period in 2000.  During the three months ended June 30, 2001, the Company terminated certain contracts related to marketing and promotion activities and reduced headcount in the marketing area.  The Company expects sales and marketing expenses to remain relatively flat as a percentage of sales during the remainder of 2001.

General and Administrative

             General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, professional fees, recruiting fees, and systems support costs.  General and administrative expenses increased to $2.9 million, or 49% of revenue, for the three months ended June 30, 2001 from $2.4 million, or 45% of revenue, for the comparable prior year period.  For the six months ended June 30, 2001, general and administrative expenses increased to $6.0 million, or 44% of revenue from $4.5 million, or 43% of revenue for the comparable period in 2000.  The absolute dollar increases are primarily due to increased rent and outside professional service expenses incurred during the quarter.  General and administrative headcount decreased from 45 at June 30, 2000 to 41 at June 30, 2001.  The Company expects general and administrative expenses to decrease as a percentage of revenue.  The Company expects the current headcount in the general and administrative functions to be sufficient to support the Company’s operations during the remainder of 2001.

Restructuring Charge

             In June 2001 the Company’s management formally adopted a plan to restructure the Company.  As a result of the current macro-economic climate, the Company’s revenue for the three months ended June 30, 2001 fell short of its original plan by approximately $2.0 million.  Currently there is no evidence of a rebound in the demand for the Company’s services.  Accordingly, the Company’s management effected a corporate restructuring in order to match the Company’s cost structure with the current revenue opportunity.  The restructuring primarily affected the North America region and corporate, however all regions were affected.  The resulting charge taken during the three months ended June 30, 2001 was approximately $4.3 million.  The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space	$1,260
Leashold improvement write-off	1,667
Employee severance	651
Furniture and equipment write-off	229
European restructuring charges	152
Discountinued marketing contracts	146
Lease buyout - furniture and equipment	90
Other costs	150

$4,345

Amortization of Intangible Assets

             Amortization of intangible assets for the three months ended June 30, 2001 increased to $3.6 million from $202,000 for the comparable period in 2000.  For the six months ended June 30, 2001 amortization of intangible assets increased to $4.2 million from $294,000 for the comparable period in 2000.  The Company evaluated the carrying value of its European subsidiaries during the second quarter in response to the change in the macro-economic environment.  Based on a five-year analysis of discounted cash flow for the Company’s Swedish and Danish subsidiaries, the Company determined that valuations associated with those subsidiaries should be approximately $1.0 million and $500,000 as of June 30, 2001, respectively.  As a result, the Company recorded a $2.1 million and a $731,000 write-down of intangible assets associated with the Swedish and Danish subsidiaries, respectively.  Excluding these adjustments to intangible assets, total amortization of intangible assets was $698,000 for the three months ended June 30, 2001 compared to $202,000 for the comparable period in 2000.

             Amortization of deferred compensation of $187,000 for the three months ended June 30, 2001 is attributable to the issuance of restricted common stock in connection with the acquisition of Primant AB on August 21, 2000.  For the six months ended June 30, 2001, amortization of deferred compensation was $271,000.

Other Compensation Expense

             During the three months ended June 30, 2001, the Company recorded expenses of $707,000 related to the write-down of two notes receivable from officers of the Company.  The notes totaling $870,000 were secured by approximately 217,500 shares of the Company’s common stock and were due on July 21, 2001.  The Company’s sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares.  As expected, the shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001.  As of June 30, 2001 the value of the underlying stock was $163,000.  Accordingly, the Company recorded the write-down of the notes receivable to their realizable value as of June 30, 2001.

Interest Expense

             Interest expense for the three months ended June 30, 2001 was $42,000 compared to interest income, net of expense, of $242,000 for the comparable period in the prior year.  For the six months ended June 30, 2001, interest income, net of expense, was $17,000 compared to interest income, net of expense, of $472,000 for the comparable period in 2000.  The decrease in interest income and increase in interest expense is primarily the result of a decline in the average combined daily balances of the Company’s cash and cash equivalents and the increased usage of the Company’s credit facility and resulting increase in the average daily outstanding balance on the Company’s line of credit during the three months ended June 30, 2001.

Liquidity and Capital Resources

             The Company’s operating activities utilized approximately $6.0 million for the six months ended June 30, 2001, resulting primarily from the net loss, the growth in accounts receivable and the decrease in accounts payable and other current liabilities.  At June 30, 2001, cash and cash equivalents totaled $518,000, a $4.3 million decrease from December 31, 2000.

             The Company’s investing activities, which primarily consisted of purchases of certificates of deposit, purchases of computer equipment and leasehold improvements, utilized approximately $3.4 million for the six months ended June 30, 2001 compared to $425,000 of cash provided by investing activities for the six months ended June 30, 2000.

             The Company’s financing activities for the six months ended June 30, 2001 consisted of proceeds from borrowings under the Company’s working capital line of $3.5 million, proceeds from the sale of notes of approximately $1.850 million and proceeds from the sale of stock of $24,000.  These proceeds were offset by principal payments on capital lease obligations related to furniture and fixtures for the Company’s corporate headquarters of $302,000.  The Company had proceeds from the exercise of stock options and sale of stock of $540,000 for the six months ended June 30, 2000.

             In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum.  In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term.  The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005.  The note is due on September 30, 2029.

             In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum.  On September 20, 1999, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term.  The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005.  The note is due on September 30, 2029.

             In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company.  The note is secured by a security interest in 200,000 shares of the Company’s common stock owned by the officer.  The note is payable on July 21, 2001 and bears interest at a rate of 7.508% per annum.  The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company’s common stock at June 30, 2001 (see “Other Compensation Expense”).  The note is full recourse only to the extent of the interest under the note.  In July 2000, consistent with the terms of the promissory note, the shares supporting the note were tendered as full satisfaction of the principal amount.

             In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company.  The note is secured by a security interest in 17,500 shares of the Company’s common stock owned by the officer.  The note is payable on July 25, 2001 and bears interest at a rate of 7.508% per annum.  The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company’s common stock at June 30, 2001 (see “Other Compensation Expense”).  The note is full recourse only to the extent of the interest under the note.  In July 2000, consistent with the terms of the promissory note, the shares supporting the note were tendered as full satisfaction of the principal amount.

             In April 2001, the Company received a support letter from a stockholder/officer to provide up to $5.0 million of funding to meet its working capital and capital expenditure requirements in the event the Company requires it through December 31, 2001.  At that time, based upon the Company’s financial projections for the remainder of fiscal 2001, the Company believed that the existing cash, cash equivalents and marketable securities balances, along with funding support from a stockholder/officer, would be sufficient to meet its working capital and capital expenditure requirements through December 31, 2001.  The support letter from a stockholder/officer was superseded by a bridge financing of $2.5 million in the form of a promissory note closed in July 2001 (see “Subsequent Events”).

             In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year.  The Company believes that based on the lower range of its current projections, it may require funding in addition to funding provided by the promissory note from a stockholder/officer to meet its working capital and capital expenditure requirements.  In addition, the Company may no longer be in compliance with the various debt covenants of its credit facility.  The Company’s ability to continue as a going concern is dependent upon its ability to secure additional funding.  The Company is currently in the process of evaluating additional sources of funding.  There can be no assurances that Primix will be successful in its efforts, which may have a material adverse affect on the solvency of the Company.

             The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with the promissory note from a stockholder/officer, will be sufficient to meet its anticipated working capital and capital expenditure requirements through September 30, 2001.  Thereafter, the Company may need to raise additional funds.  The Company may in the future seek to expand its business through possible acquisitions or the opening of additional offices.   The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial or business effect of any future acquisition.  Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing.  There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

New Accounting Pronouncments

             In July 2001, the FASB issued SFAS No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments.  The Compnay has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company’s financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003.  At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

Certain Factors That May Affect Future Results

             Statements made or incorporated into this Form 10–Q include a number of forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's beliefs, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from its historical results and from those set forth in the forward–looking statements and may fluctuate between operating periods. Factors that might cause such differences and fluctuations are discussed in the section entitled “Certain Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2000 as amended and filed with the Commission and may include the following: the Company’s ability to efficiently consolidate the operations of acquired businesses, the Company's ability to attract, train and retain qualified strategic, creative and technical personnel, the Company's ability to retain its sales and consulting staffs, the Company's ability to close sales, risks related to the management of growth, development and promotional expenses related to the introduction of new service offerings, changes in technology and industry standards, limited operating history, changes in the market for the Company's services, the rate of acceptance of the Company's services, dependence of the Company's business on the Internet, increased competition, changing of pricing policies by the Company or its competitors, the timing of receipt of orders from major customers, development of Internet and Intranet products or enhancements by vendors of existing client/server or legacy software systems that compete with the Company's consulting services, dependence on key personnel, proprietary technology and the inherent difficulties in protecting intellectual property, dependence on third–party technology, and exposure for product and professional services liability. The market price of the Company's Common Stock has been, and in the future will likely be, subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of technological innovations or new products and services by the Company or its competitors, or other events.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations. All of these market–risk sensitive instruments are classified as held–to–maturity and are not held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

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
Current Report on Form 8-K filed on May 25, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001
PRIMIX SOLUTIONS INC.

/s/ David W. Chapman

David W. Chapman
Chief Financial Officer and Principal Financial Officer