Form 10-Q
period 2001-09-30
PRIMIX
filed 2001-11-14
CIK 1011255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10–Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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

                                                          YES   ☒___________________ NO   ☐

As of November 9, 2001, there were 18,772,338 shares of registrant’s Common Stock outstanding.

Primix Solutions Inc.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

Primix Solutions Inc.

Condensed Consolidated Balance Sheets

 (In thousands)

		Unaudited
	December 31,	September 30,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$4,813	$584
Accounts receivable, net	4,143	3,094
Prepaid expenses and other current assets	663	887
Note receivable from related party - current portion	870	-
Total current assets	10,489	4,565

Property and equipment, net	4,462	4,292

Restricted cash	-	1,027
Goodwill, net	5,371	3,523
Notes receivable from related parties	500	280
Other assets	393	162
Total assets	$21,215	$13,849

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$-	$594
Lines of credit payable	344	1,509
Notes payable - related party	107	2,709
Accounts payable	1,229	2,025
Accrued expenses and other liabilities	3,941	2,376
Restructuring obligation	-	1,046
Total current liabilities	5,621	10,259

Long-term portion of capital lease obligations	-	896
Long-term portion of restructuring obligation	-	212
Other long-term liabilities	-	20
Total liabilities	5,621	11,387

Stockholders' equity:
Common stock	18	19
Additional paid-in capital	66,947	68,272
Deferred compensation	(1,507)	(1,260)
Accumulated deficit	(49,777)	(64,498)
Cumulative translation adjustment	(87)	(71)
Total stockholders' equity	15,594	2,462
Total liabilities and stockholders' equity	$21,215	$13,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.

Condensed Consolidated Statements of Operations

 (In thousands, except per share data)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Revenue:
Professional services	$6,726	$4,083	$17,077	$17,791

Operating expenses:
Professional services	4,472	2,474	11,449	10,239
Sales and marketing	1,521	475	4,810	2,724
General and administrative	2,658	1,775	7,142	7,819
Depreciation	148	305	321	1,117
Amortization of intangible assets	341	626	635	4,866
Restructuring charge	-	-	-	4,345
Other compensation expense	-	151	-	858
Stock compensation	75	84	100	355
Total operating expenses	9,215	5,890	24,457	32,323

Operating loss	(2,489)	(1,807)	(7,380)	(14,532)

Interest income (expense), net	141	(205)	613	(188)

Net loss	$(2,348)	$(2,012)	$(6,767)	$(14,720)

Basic and diluted net loss per commonshare	$(0.15)	$(0.11)	$(0.45)	$(0.85)

Basic and diluted weighted averageshares outstanding	15,406	17,889	15,177	17,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands)

	Unaudited
	Nine Months Ended
	September 30,
	2000	2001
Cash flow from operating activities:
Net loss	$(6,767)	$(14,720)
Adjustments to reconcile net loss to net cashused in operating activities
Depreciation	321	1,117
Amortization	635	4,416
Restructuring charge - non cash	-	3,854
Other compensation expense	-	858
Stock compensation	100	355
Changes in assets and liabilities
Accounts receivable	(2,672)	1,162
Prepaid expenses and other asset	127	(179)
Accounts payable	186	765
Accrued expenses and other current liabilities	359	(3,281)
Net cash used in operating activities	(7,711)	(5,653)

Cash flow from investing activities:
Purchases of certificates of deposit (restricted cash), net	-	(1,027)
Sales of marketable securities, net	10,287	-
Purchases of property and equipment	(3,733)	(718)
Additional purchase price of Primant AB	(205)
Increase in other assets	(1,268)	231
Net cash provided by (used in) investing activities	5,081	(1,514)

Cash flow from financing activities:
Principal payments on capital lease obligations	-	(446)
Net payments under working capital lines of credit	-	1,165
Proceeds from note payable to shareholder	-	2,500
Proceeds from note receivable related party	-	119
Proceeds from stock options exercise	543	25
Proceeds from sale of stock	201	-
Payments on note payable related party	-	(441)
Net cash provided by financing activities	744	2,922

Effect of exchange rate changes on cash and cash equivalents	(24)	16

Net decrease in cash and cash equivalents	(1,910)	(4,229)

Cash and equivalents, beginning of period	5,685	4,813

Cash and equivalents, end of period	$3,775	$584

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment through capital lease obligation	$-	$1,886
Common stock issued for acquisitions	-	$1,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Primix Solutions Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2001

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

In July 2001, the Company closed a bridge financing in the amount of $2.5 million with a shareholder/officer.  The promissory note is due on January 1, 2002 and bears an interest at a rate of 15% per annum.  In the event the Company consummates additional capital-raising financings involving the issuance of securities, the notes are convertible, at the option of the shareholder/officer, into the applicable security, at a 10% discount to the terms of any such financing.  The note is subordinate to the Company’s working capital line of credit.

                In August 2001, the Company entered into a factoring agreement with Pacific Business Funding, a division of Cupertino National Bank, whereby the Company can borrow up to 80% of the face amount of accounts receivable approved by the bank at a rate of 1% per month based on teh average daily account balance during each month plus .5% of the face amount of each account receiveable factored on the settlement date. The line of credit is collateralized bysubstantially all assets of the Company and has liquidation preference.

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be achieved for the entire year ending December 31, 2001.

2.             Reclassification of Financial Statements

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.             Computation of Basic and Diluted Net Loss per Common Share

In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities.  Diluted net loss per share is the same as basic net loss per share for all periods presented because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares was approximately 4,037,000 and 6,637,000 at September 30, 2000 and 2001) would be antidilutive.

4.             Commitments

                In May 2001, the Company assumed a lease commitment, with a termination date of November 30, 2005, for approximately 15,000 square feet in conjunction with its acquisition of Extrio Corporation (“Extrio”).  As part of the acquisition plan, the Company vacated this space in May 2001.  The Company has no future plans to utilize this space.  Accordingly, the Company included future lease payments of approximately $600,000, as part of the purchase price (see note 8).

                In June 2001, the Company vacated approximately 35,000 square feet of its corporate headquarters in Watertown, MA.  The Company took a restructuring charge of approximately $1.2 million in the second quarter related to an estimate of losses on future lease commitments on abandoned space (see “Restructuring Charge” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section).  The Company renegotiated its lease in Watertown, MA in August 2001.  As a result of this re-negotiation, the obligation related to this vacated office space was reduced to approximately $847,000 to be paid over 12 months beginning in January 2002.

5.             Comprehensive Income (loss)

                During 1998, the Company adopted SFAS No. 130, “Reporting of Comprehensive Income.” Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive loss includes net loss and other comprehensive income (loss) items.  Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $2.4 million and $2.0 million for the three months ended September 30, 2000 and 2001.  Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $6.8 million and $14.7 million for the nine months ended September 30, 2000 and 2001, respectively.

6.             Significant Customers and Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentration.  Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities.  At December 31, 2000, three customers accounted for approximately 14%, 13% and 10% of total accounts receivable.  At September 30, 2001, two customers accounted for approximately 12% and 11% of total accounts receivable.  Three customers accounted for 19%, 13% and 10% of total revenue for the three months ended September 30, 2001.  During the three months ended September 30, 2000, four customers accounted for 17%, 14%, 12% and 11% of total revenue.  For the nine-month period ended September 30, 2001, three customers accounted for 17%, 11% and 11% of total revenue.  Two customers accounted for 15% and 13% of total revenue for the nine months ended September 30, 2000.

7.             Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports to stockholders.

The following table presents geographical revenue from sources in total and as a percent of total revenue for the three and nine months ended September 30, 2000 and 2001 (in thousands):

	Three months ended				Nine months ended

September 30,

September 30,

	2000		2001		2000		2001

North America	$5,378	80%	$2,865	70%	$15,381	90%	$12,653	71%
Europe	1,348	20%	1,218	30%	1,696	10%	5,138	29%
	$6,726	100%	$4,083	100%	$17,077	100%	$17,791	100%

8.             Extrio Corporation Acquisition

In May 2001, the Company completed an acquisition of privately held Extrio Corporation.  The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations”.  Consideration was in the form of the Company’s common stock and promissory notes.  The first installment under the promissory notes in the amount of $293,000 was paid in July 2001.  The second installment under the promissory notes in the amount of $250,000 was due in October 2001.  In September 2001, the Company negotiated a payment agreement for the second note whereby the Company will pay five monthly cash payments of $48,000 starting on October 15, 2001 plus interest at 15% in satisfaction of the second installment under the promissory notes.  The excess purchase price over the identifiable assets resulting from the acquisition will be amortized over an average of 2.5 years and was calculated as follows (in thousands):

Common Stock Issued (900,000 shares at $1.36/share)	$1,224
Promissory Notes Issued	543
Total Consideration	1,767
Capitalized future lease payments	600
Professional service costs	125
Other acquisition costs	20
Net Assets Acquired	(100)
Intangible assets	$2,412

Set forth below is unaudited pro forma combined results of operations of the Company and Extrio Corporation as if the Extrio acquisition had been completed at the beginning of 2001. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the Extrio acquisition been completed as of January 1, 2001 (amounts in thousands, except per share data).

	Three months ended	Nine months ended
	September 30,	September 30,

Net revenue	$4,083	$19,933
Net loss	$(2,012)	$(14,411)
Net loss per share - basic and diluted	$(0.11)	$(0.83)

9.             Restructuring Charge

In June 2001 the Company’s management formally adopted a plan to restructure the Company.  The Company’s management effected a corporate restructuring in order to match the Company’s cost structure with the current revenue opportunity.  The restructuring primarily affected the North America region’s professional services group and the Company’s general & administrative staff, however all regions were affected.  In total, the Company laid-off 61 employees, worldwide during the three months ended June 30, 2001 that consisted of 41 professional service heads, 1 sales and marketing head and 19 general and administrative heads.  The resulting charge taken during the three months ended June 30, 2001 was approximately $4.3 million.  The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space	$1,260
Leasehold improvement write-off	1,667
Employee severance	651
Furniture and equipment write-off	229
European restructuring charges	152
Discontinued marketing contracts	146
Lease buyout - furniture and equipment	90
Other costs	150
$4,345

At June 30, 2001 the Company recorded a restructuring obligation of approximately $2.0 million to cover future expected cash flows related to the restructuring charge incurred.  In August 2001, the Company re-negotiated its lease at its corporate headquarters in Watertown, MA that resulted in a $413,000 decrease in the Company’s expected obligation related to the abandoned office space.  During the three months ended September 30, 2001, the Company terminated an additional 12 professional service heads, 2 sales and marketing heads and 8 general and administrative heads.  These terminations primarily affected the Company’s European operations.  The following table represents cash outflows and changes in management’s assumptions related to future cash outflows made during the three months ended September 30, 2001:

	Restructuring Obligation
	June 30, 2001	Cash Payments	Adjustments	September 30, 2001

Rent associated with abandoned office space	$1,260	$-	$(413)	$847
Employee severance	402	(364)	264	302
Employee benefits	-	(95)	95	-
Discontinued marketing contracts	146	(138)	18	26
Other costs	150	(103)	36	83
	$1,958	$(700)	$-	$1,258

The Company expects all obligations related to this restructuring to be paid by December 31, 2002.

10.          Other Compensation Expense

During the nine months ended September 30, 2001, the Company recorded expenses of $858,000.  Of this expense $707,000 related to the write-down of two notes receivable from officers of the Company.  The notes totaling $870,000 were secured by approximately 217,500 shares of the Company’s common stock and were due on July 21, 2001.  The Company’s sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares.  The shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001.   As of June 30, 2001 the value of the underlying stock was $163,000 that resulted in the $707,000 expense during the second quarter.  As of July 2001, the value of the underlying stock was $113,000.  Accordingly, the Company recorded additional other compensation expense of $50,000 during the three months ended September 30, 2001.  The Company also recorded other compensation expense of $101,000 during the three months ended September 30, 2001 related to the write-down of a note receivable from a former officer to its net realizable value.

11.          New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments.  The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company’s financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002.  At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

12.          Subsequent Events

On November 14, 2001, the Company entered into a definitive agreement with Canadian based systems integrator Burntsand, Inc. (Toronto: BRT.TO) to divest its North American consulting business in an asset sale.  The primary consideration for assets included with the purchase is expected to total US $10.0 million, including US $7.0 million in cash and the assumption of $3.0 million in liabilities.  Consummation of the transaction is subject to a number of customary and other conditions to closing, including stockholder approval.  A proxy statement with regard to the transaction will be filed with the Securities and Exchange Commission.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled “Certain Factors That May Affect Future Results” on page 16 of the Company’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of September 30, 2001, the Company’s total headcount was 184 compared to 243 as of September 30, 2000.

RESULTS OF OPERATIONS

Revenue

Professional services revenue decreased by $2.6 million to $4.1 million for the three months ended September 30, 2001 from $6.7 million for the comparable quarter in 2000.  For the nine months ended September 30, 2001, total revenue increased by $714,000 to $17.8 million from $17.1 million for the comparable period in 2000.   The increase is primarily attributed to the contribution of approximately $600,000 of revenue related to Extrio Corporation, acquired in May 2001.  Annualized revenue per billable head was approximately $164,000 and $117,000 as of September 30, 2000 and 2001, respectively.  Utilization rates for all consultants decreased by 7% to 55% for the three months ended September 30, 2001 from 62% for the comparable quarter in 2000.  Billable headcount decreased from 171 at September 30, 2000 to 140 at September 30, 2001.  The decrease in annualized revenue per billable head is due to lower utilization rates for the Company’s consultants in all regions.  In addition, bill rates were lower in Europe during the quarter ended September 30, 2001.

Professional Services

The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects.  Professional services expenses for the three months ended September 30, 2000 and 2001 were $4.5 million and $2.5 million, or 66% and 61% of revenue, respectively.  For the nine months ended September 30, 2001, professional services expenses decreased to $10.2 million or 58% of revenue, from $11.4 million or 67% of revenue for the comparable period in 2000.  The absolute dollar decrease is primarily due to decreased headcount as a result of the reduction measures taken as part of the Company’s corporate restructuring (see “Restructuring Charge” below).  Professional services headcount decreased from 171 at September 30, 2000 to 140 at September 30, 2001.  The Company expects professional services expenses to remain flat during the remainder of 2001 as the Company intends to support revenue growth through improved utilization rates for the remainder of the year.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing.  Sales and marketing expenses decreased to $475,000, or 12% of revenue, for the three months ended September 30, 2001 from $1.5 million, or 23% of revenue, for the comparable prior year period.  For the nine months ended September 30, 2001 sales and marketing expenses decreased to $2.7 million, or 15% of revenue, from $4.8 million, or 28% of revenue for the comparable period in 2000.  The decrease is primarily related to termination of certain contracts related to marketing and promotion activities and reduced headcount in the marketing area as part of the Company’s corporate restructuring.  The Company expects sales and marketing expenses to remain relatively flat as a percentage of sales during the remainder of 2001.

General and Administrative

General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, professional fees, recruiting fees, and systems support costs.  General and administrative expenses decreased to $1.8 million, or 43% of revenue, for the three months ended September 30, 2001 from $2.7 million, or 40% of revenue, for the comparable prior year period.  For the nine months ended September 30, 2001, general and administrative expenses increased to $7.8 million, or 44% of revenue from $7.1 million, or 42% of revenue for the comparable period in 2000.  The absolute dollar increases are primarily due to increased rent and outside professional service expenses incurred during 2001.  General and administrative headcount decreased from 51 at September 30, 2000 to 44 at September 30, 2001.  The Company expects general and administrative expenses to decrease as a percentage of revenue.  The Company expects the current headcount in the general and administrative functions will be sufficient to support the Company’s operations during the remainder of 2001.

Restructuring Charge

In June 2001 the Company’s management formally adopted a plan to restructure the Company.  The Company’s management effected a corporate restructuring in order to match the Company’s cost structure with the current revenue opportunity.  The restructuring primarily affected the North America region’s professional services group and the Company’s general & administrative staff, however all regions were affected.  In total, the Company laid-off 61 employees, worldwide during the three months ended June 30, 2001 that consisted of 41 professional service heads, 1 sales and marketing head and 19 general and administrative heads.  The resulting charge taken during the three months ended June 30, 2001 was approximately $4.3 million.  The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space	$1,260
Leasehold improvement write-off	1,667
Employee severance	651
Furniture and equipment write-off	229
European restructuring charges	152
Discontinued marketing contracts	146
Lease buyout - furniture and equipment	90
Other costs	150
$4,345

At June 30, 2001 the Company recorded a restructuring obligation of approximately $2.0 million to cover future expected cash flows related to the restructuring charge incurred.  In August 2001, the Company re-negotiated its lease at its corporate headquarters in Watertown, MA that resulted in a $413,000 decrease in the Company’s expected obligation related to the abandoned office space.  During the three months ended September 30, 2001, the Company terminated an additional 12 professional service heads, 2 sales and marketing heads and 8 general and administrative heads.  These terminations primarily affected the Company’s European operations.  The following table represents cash outflows and changes in management’s assumptions related to future cash outflows made during the three months ended September 30, 2001:

	Restructuring Obligation
	June 30, 2001	Cash Payments	Adjustments	September 30, 2001

Rent associated with abandoned office space	$1,260	$-	$(413)	$847
Employee severance	402	(364)	264	302
Employee benefits	-	(95)	95	-
Discontinued marketing contracts	146	(138)	18	26
Other costs	150	(103)	36	83
	$1,958	$(700)	$-	$1,258

The Company expects all obligations related to this restructuring to be paid by December 31, 2002.

Amortization of Intangible Assets

                Amortization of intangible assets for the three months ended September 30, 2001 increased to $626,000 from $341,000 for the comparable period in 2000.  For the nine months ended September 30, 2001 amortization of intangible assets increased to $4.9 million from $635,000 for the comparable period in 2000.  The Company evaluated the carrying value of its European subsidiaries during the quarter ended June 30, 2001 in response to the change in the macro-economic environment.  Based on a five-year analysis of discounted cash flow for the Company’s Swedish and Danish subsidiaries, the Company determined that valuations associated with those subsidiaries should be approximately $1.0 million and $500,000 as of June 30, 2001, respectively.  As a result, the Company recorded a $2.1 million and a $731,000 write-down of intangible assets associated with the Swedish and Danish subsidiaries, respectively.  Excluding these adjustments to intangible assets, total amortization of intangible assets for the nine months ended September 30, 2001 was $2.0 million compared to $635,000 for the comparable period in 2000.

                Amortization of deferred compensation of $84,000 for the three months ended September 30, 2001 is attributable to the issuance of restricted common stock in connection with the acquisition of Primant AB on August 21, 2000.  For the nine months ended September 30, 2001, amortization of deferred compensation was $355,000.

Other Compensation Expense

During the three months ended September 30, 2001, the Company recorded expenses of $50,000 related to the tender of shares that previously collateralized two notes receivable from officers of the Company.  The notes totaling $870,000 were secured by approximately 217,500 shares of the Company’s common stock and were due on July 21, 2001.  The Company’s sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares.  The shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001.  As of June 30, 2001 the value of the underlying stock was $163,000.  Accordingly, the Company recorded compensation expense of $707,000 to write-down of the notes receivable to their net realizable value as of June 30, 2001 during that quarter.

During the three months ended September 30, 2001, the Company recorded expenses of $101,000 related to the write-down of a note receivable from a former employee to its net realizable value.  The Company received payment of $175,000 in October 2001 in satisfaction of the $250,000 note receivable and $26,000 in accrued interest.

Interest Expense

Interest expense for the three months ended September 30, 2001 was $205,000 compared to interest income, net of expense, of $141,000 for the comparable period in the prior year.  For the nine months ended September 30, 2001, interest expense was $188,000 compared to interest income, net of expense, of $613,000 for the comparable period in 2000.  The decrease in interest income and increase in interest expense is primarily the result of a decline in the average combined daily balances of the Company’s cash and cash equivalents and the increased usage of the Company’s credit facility and the interest expense on the promissory note with a shareholder/officer.

Liquidity and Capital Resources

The Company’s operating activities utilized approximately $5.7 million for the nine months ended September 30, 2001, resulting primarily from the net loss, an increase in other assets, a decrease in accrued expenses offset by a decrease in accounts receivable.  At September 30, 2001, cash and cash equivalents totaled $584,000, a $4.2 million decrease from December 31, 2000.

The Company’s investing activities, which primarily consisted of purchases of certificates of deposit, purchases of computer equipment and leasehold improvements, utilized approximately $1.5 million for the nine months ended September 30, 2001 compared to $5.1 million of cash provided by investing activities for the nine months ended September 30, 2000.

The Company’s financing activities provided $2.9 million for the nine months ended September 30, 2001 and primarily consisted of proceeds from borrowings under the Company’s working capital line of $1.2 million and proceeds from the sale of notes of $2.5 million.  These proceeds were offset by principal payments on capital lease obligations related to furniture and fixtures for the Company’s corporate headquarters of $446,000 and principal payments made on related party notes of $441,000.  The Company had proceeds from the exercise of stock options and sale of stock of $744,000 for the nine months ended September 30, 2000.

In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum.  In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term.  The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005.  The note is due on September 30, 2029.  This note was collateralized by a mortgage on the officer’s primary residence.  In September 2001, the officer prepaid $150,000 in exchange for a release of the mortgage.

In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum.  On September 20, 1999, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term.  The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005.  The note is due on September 30, 2029.  In October 2001, the officer paid $175,000 in satisfaction of the note and $26,000 of accrued interest.  The Company wrote-down the note to its net realizable value at September 30, 2001 (See “Other Compensation Expense”).

                In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company.  The note was secured by a security interest in 200,000 shares of the Company’s common stock owned by the officer.  The note was payable on July 21, 2001 and bore interest at a rate of 7.508% per annum.  The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company’s common stock at June 30, 2001 and further recorded compensation expense associated with the tender of shares on July 21, 2001 in satisfaction of the note during the three months ended September 30, 2001 (see “Other Compensation Expense”).

In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company.  The note was secured by a security interest in 17,500 shares of the Company’s common stock owned by the officer.  The note was payable on July 25, 2001 and bore interest at a rate of 7.508% per annum.  The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company’s common stock at June 30, 2001 and further recorded compensation expense associated with the tender of shares on July 25, 2001 in satisfaction of the note during the three months ended September 30, 2001 (see “Other Compensation Expense”).

In July 2001, the Company closed a bridge financing in the amount of $2.5 million with a shareholder/officer.  The promissory note is due on January 1, 2002 and bears an interest at a rate of 15% per annum.  In the event the Company consummates additional capital-raising financings involving the issuance of securities, the notes are convertible, at the option of the shareholder/officer, into the applicable security, at a 10% discount to the terms of any such financing.  The note is subordinate to the Company’s working capital line of credit.

In August 2001, the Company entered into a factoring agreement with Pacific Business Funding, a division of Cupertino National Bank, whereby the Company can borrow up to 80% of the face amount of accounts receivable approved by the bank at a rate of 1% per month based on the average daily account balance during each month plus .5% of the face amount of each account receivable factored on the settlement date.  The line of credit is collateralized by substantially all assets of the Company and has liquidation preference.

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

The Company currently anticipates that the existing cash, cash equivalents and marketable securities balances, along with the promissory note from a stockholder/officer, will be sufficient to meet its anticipated working capital and capital expenditure requirements through November 30, 2001.  Thereafter, the Company may need to raise additional funds.  The Company may seek to expand its business through possible acquisitions or the opening of additional offices.  The Company, however, has no commitments or agreements with respect to any future acquisition and no assurances can be given with respect to the likelihood or financial business effect of any future acquisitions.  Future acquisitions could be financed by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing.  There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all.

On November 14, 2001, the Company entered into a definitive agreement with Canadian based systems integrator Burntsand, Inc. (Toronto: BRT.TO) to divest its North American consulting business in an asset sale.  The primary consideration for assets included with the purchase is expected to total US $10.0 million, including US $7.0 million in cash and the assumption of $3.0 million in liabilities.  Consummation of the transaction is subject to a number of customary and other conditions to closing, including stockholder approval.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “ Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments.  The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company’s financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002.  At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.5	Sublease Agreement dated as of August 1, 2001 by and between Arthur D. Little, Inc. and the Company

10.48	Severance Agreement dated July 18, 2001 between Michael Troiano and the Company

10.49	Severance Agreement dated July 18, 2001 between Joseph Seebach and the Company

10.50	Severance Agreement dated July 18, 2001 between David Chapman and the Company

10.51	Severance Agreement dated July 18, 2001 between Lennart Mengwall and the Company

10.52	Severance Agreement dated July 18, 2001 between Martin Glover and the Company

10.53	$2,500,000 Promissory Note dated July 18, 2001 for the benefit of Lennart Mengwall

10.54	Security Agreement dated July 18, 2001 by and between Lennart Mengwall and the Company

10.55	Factoring Agreement dated August 15, 2001 by and between Pacific Business Funding, a division of Cupertino National Bank, and the Company

(b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    November 14, 2001

PRIMIX SOLUTIONS INC.

/s/ David W. Chapman

David W. Chapman
Chief Financial Officer and Principal Financial Officer