Form 10-Q/A
period 2001-09-30
PRIMIX
filed 2001-11-16
CIK 1011255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10–Q/A

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

Primix Solutions Inc.

Condensed Consolidated Balance Sheets

 (In thousands)

		Unaudited
	December 31,	September 30,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$4,813	$584
Accounts receivable, net	4,143	3,094
Prepaid expenses and other current assets	663	887
Note receivable from related party - current portion	870	-
Total current assets	10,489	4,565

Property and equipment, net	4,462	4,292

Restricted cash	-	1,027
Goodwill, net	5,371	3,210
Notes receivable from related parties	500	280
Other assets	393	162
Total assets	$21,215	$13,536

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$-	$594
Lines of credit payable	344	1,509
Notes payable - related party	107	2,709
Accounts payable	1,229	2,025
Accrued expenses and other liabilities	3,941	1,924
Restructuring obligation	-	1,046
Total current liabilities	5,621	9,807

Long-term portion of capital lease obligations	-	896
Long-term portion of restructuring obligation	-	212
Other long-term liabilities	-	159
Total liabilities	5,621	11,074

Stockholders' equity:
Common stock	18	19
Additional paid-in capital	66,947	68,272
Deferred compensation	(1,507)	(1,260)
Accumulated deficit	(49,777)	(64,498)
Cumulative translation adjustment	(87)	(71)
Total stockholders' equity	15,594	2,462
Total liabilities and stockholders' equity	$21,215	$13,536

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

Primix Solutions Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands)

	Unaudited
	Nine Months Ended
	September 30,
	2000	2001
Cash flow from operating activities:
Net loss	$(6,767)	$(14,720)
Adjustments to reconcile net loss to net cashused in operating activities
Depreciation	321	1,117
Amortization	635	4,866
Restructuring charge - non cash	-	2,006
Other compensation expense	-	858
Stock compensation	100	355
Changes in assets and liabilities
Accounts receivable	(2,672)	1,162
Prepaid expenses and other asset	127	(179)
Accounts payable	186	765
Accrued expenses and other current liabilities	359	(1,883)
Net cash used in operating activities	(7,711)	(5,653)

Cash flow from investing activities:
Purchases of certificates of deposit (restricted cash), net	-	(1,027)
Sales of marketable securities, net	10,287	-
Purchases of property and equipment	(3,733)	(718)
Additional purchase price of Primant AB	(205)	-
Increase in other assets	(1,268)	231
Net cash provided by (used in) investing activities	5,081	(1,514)

Cash flow from financing activities:
Principal payments on capital lease obligations	-	(446)
Net payments under working capital lines of credit	-	1,165
Proceeds from note payable to shareholder	-	2,500
Proceeds from note receivable related party	-	119
Proceeds from stock options exercise	543	25
Proceeds from sale of stock	201	-
Payments on note payable related party	-	(441)
Net cash provided by financing activities	744	2,922

Effect of exchange rate changes on cash and cash equivalents	(24)	16

Net decrease in cash and cash equivalents	(1,910)	(4,229)

Cash and equivalents, beginning of period	5,685	4,813

Cash and equivalents, end of period	$3,775	$584

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment through capital lease obligation	$-	$1,886
Common stock issued for acquisitions	-	$1,224

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

Common Stock Issued (900,000 shares at $1.36/share)	$1,224
Promissory Notes Issued	543
Total Consideration	1,767
Capitalized future lease payments	745
Professional service costs	192
Deferred compensation	81
Other acquisition costs	20
Net Assets Acquired	(100)
Intangible assets	$2,705

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