Form 10-Q/A
period 2001-09-30
PRIMIX
filed 2001-12-27
CIK 1011255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                311 ARSENAL STREET, WATERTOWN, MASSACHUSETTS 02472
                     (Address of principal executive offices)

        Registrant's telephone number, including area code: (617) 923-6500

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 9, 2001, there were 18,772,338 shares of registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             Primix Solutions Inc.
                               Table of Contents

PART I--FINANCIAL INFORMATION........................................      3

Item 1.  Condensed Consolidated Financial Statements.................      3

         Condensed Consolidated Balance Sheets at December 31, 2000
         and September 30, 2001 (unaudited)..........................      3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2000 and 2001
         (unaudited).................................................      4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 2001 (unaudited)........      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     13

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     20

PART II--OTHER INFORMATION...........................................     21

Item 6.  Exhibits and Reports on Form 8-K............................     21

Signatures...........................................................     22

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PRIMIX SOLUTIONS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                UNAUDITED
                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000             2001
                                                              -------------   --------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $   4,813        $     584
  Accounts receivable, net..................................        4,143            3,094
  Prepaid expenses and other current assets.................          663              887
  Note receivable from related party - current portion......          870               --
                                                                ---------        ---------
    Total current assets....................................       10,489            4,565
Property and equipment, net.................................        4,462            4,292
Restricted cash.............................................           --            1,027
Goodwill, net...............................................        5,371            3,210
Notes receivable from related parties.......................          500              280
Other assets................................................          393              162
                                                                ---------        ---------
    Total assets............................................    $  21,215        $  13,536
                                                                =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations..............    $      --        $     594
  Lines of credit payable...................................          344            1,509
  Notes payable--related party..............................          107            2,709
  Accounts payable..........................................        1,229            2,025
  Accrued expenses and other liabilities....................        3,941            1,924
  Restructuring obligation..................................           --            1,046
                                                                ---------        ---------
    Total current liabilities...............................        5,621            9,807
  Long-term portion of capital lease obligations............           --              896
  Long-term portion of restructuring obligation.............           --              212
  Other long-term liabilities...............................           --              159
                                                                ---------        ---------
    Total liabilities.......................................        5,621           11,074

Stockholders' equity:
  Common stock..............................................           18               19
  Additional paid-in capital................................       66,947           68,272
  Deferred compensation.....................................       (1,507)          (1,260)
  Accumulated deficit.......................................      (49,777)         (64,498)
  Cumulative translation adjustment.........................          (87)             (71)
                                                                ---------        ---------
    Total stockholders' equity..............................       15,594            2,462
                                                                ---------        ---------
    Total liabilities and stockholders' equity..............    $  21,215        $  13,536
                                                                =========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        UNAUDITED THREE
                                                         MONTHS ENDED       UNAUDITED NINE MONTHS
                                                         SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      -------------------   ----------------------
                                                        2000       2001       2000         2001
                                                      --------   --------   ---------   ----------
Revenue:
  Professional services.............................  $  6,726   $  4,083   $ 17,077    $  17,791
Operating expenses:
  Professional services.............................     4,472      2,474     11,449       10,239
  Sales and marketing...............................     1,521        475      4,810        2,724
  General and administrative........................     2,658      1,775      7,142        7,819
  Depreciation......................................       148        305        321        1,117
  Amortization of intangible assets.................       341        626        635        4,866
  Restructuring charge..............................        --         --         --        4,345
  Other compensation expense........................        --        151         --          858
  Stock compensation................................        75         84        100          355
                                                      --------   --------   --------    ---------
    Total operating expenses........................     9,215      5,890     24,457       32,323
                                                      --------   --------   --------    ---------
    Operating loss..................................    (2,489)    (1,807)    (7,380)     (14,532)
Interest income (expense), net......................       141       (205)       613         (188)
                                                      --------   --------   --------    ---------
Net loss............................................  $ (2,348)  $ (2,012)  $ (6,767)   $ (14,720)
                                                      ========   ========   ========    =========
Basic and diluted net loss per common share.........  $  (0.15)  $  (0.11)  $  (0.45)   $   (0.85)
                                                      ========   ========   ========    =========
Basic and diluted weighted average shares
  outstanding.......................................    15,406     17,889     15,177       17,355
                                                      ========   ========   ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIMIX SOLUTIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              UNAUDITED NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                2000         2001
                                                              ---------   ----------
Cash flow from operating activities:
  Net loss..................................................  $ (6,767)   $ (14,720)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................       321        1,117
    Amortization............................................       635        4,866
    Restructuring charge--non cash..........................        --        2,006
    Other compensation expense..............................        --          858
    Stock compensation......................................       100          355
  Changes in assets and liabilities
    Accounts receivable.....................................    (2,672)       1,162
    Prepaid expenses and other asset........................       127         (179)
    Accounts payable........................................       186          765
    Accrued expenses and other current liabilities..........       359       (1,883)
                                                              --------    ---------
  Net cash used in operating activities.....................    (7,711)      (5,653)
Cash flow from investing activities:
    Purchases of certificates of deposit (restricted cash),
      net...................................................        --       (1,027)
    Sales of marketable securities, net.....................    10,287           --
    Purchases of property and equipment.....................    (3,733)        (718)
    Additional purchase price of Primant AB.................      (205)          --
    Increase in other assets................................    (1,268)         231
                                                              --------    ---------
  Net cash provided by (used in) investing activities.......     5,081       (1,514)
Cash flow from financing activities:
    Principal payments on capital lease obligations.........        --         (446)
    Net payments under working capital lines of credit......        --        1,165
    Proceeds from note payable to shareholder...............        --        2,500
    Proceeds from note receivable related party.............        --          119
    Proceeds from stock options exercise....................       543           25
    Proceeds from sale of stock.............................       201           --
    Payments on note payable related party..................        --         (441)
                                                              --------    ---------
  Net cash provided by financing activities.................       744        2,922
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (24)          16
                                                              --------    ---------
Net decrease in cash and cash equivalents...................    (1,910)      (4,229)
Cash and equivalents, beginning of period...................     5,685        4,813
                                                              --------    ---------
Cash and equivalents, end of period.........................  $  3,775    $     584
                                                              ========    =========
Supplemental disclosure of noncash investing and financing
  activities:
    Purchases of property and equipment through capital
      lease obligation......................................  $     --    $   1,886
    Common stock issued for acquisitions....................        --    $   1,224

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

    In July 2001, the Company closed a bridge financing in the amount of $2.5 million with a shareholder/officer. The promissory note is due on January 1, 2002 and bears an interest at a rate of 15% per annum. In the event the Company consummates additional capital-raising financings involving the issuance of securities, the notes are convertible, at the option of the shareholder/officer, into the applicable security, at a 10% discount to the terms of any such financing. The note is subordinate to the Company's working capital line of credit.

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

    In June 2001, the Company prepared a range of financial projections for the remainder of its current fiscal year. The Company believes that based on the lower range of its current projections, it may require funding in addition to funding provided by the $2.5 million bridge loan from a stockholder/ officer to meet its working capital and capital expenditure requirements. The Company's ability to continue as a going concern is dependent upon its ability to secure additional funding. The Company is currently in the process of evaluating additional sources of funding. There can be no assurances that the Company will be successful in its efforts, which may have a material adverse affect on the solvency of the Company.

    The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be achieved for the entire year ending December 31, 2001.

2.  RECLASSIFICATION OF FINANCIAL STATEMENTS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE

    In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net loss per share is computed by dividing net loss by

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

3. COMPUTATION OF BASIC AND DILUTED NET LOSS PER COMMON SHARE (CONTINUED) the weighted average common shares outstanding, with no consideration given for any potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for all periods presented because the inclusion of common stock issuable pursuant to stock options and warrants (number of dilutive shares was approximately 4,037,000 and 6,637,000 at September 30, 2000 and 2001) would be antidilutive.

4.  COMMITMENTS

    In May 2001, the Company assumed a lease commitment, with a termination date of November 30, 2005, for approximately 15,000 square feet in conjunction with its acquisition of Extrio Corporation ("Extrio"). As part of the acquisition plan, the Company vacated this space in May 2001. The Company has no future plans to utilize this space. Accordingly, the Company included future lease payments of approximately $600,000, as part of the purchase price (see note 8).

    In June 2001, the Company vacated approximately 36,000 square feet of its corporate headquarters in Watertown, MA. The Company took a restructuring charge of approximately $1.2 million in the second quarter related to an estimate of losses on future lease commitments on abandoned space (see "Restructuring Charge" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section). The Company renegotiated its lease in Watertown, MA in August 2001. As a result of this re-negotiation, the obligation related to this vacated office space was reduced to approximately $847,000 to be paid over 12 months beginning in January 2002.

5.  COMPREHENSIVE INCOME (LOSS)

    During 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income." Comprehensive income (loss) refers to the change in an entity's equity during a period, exclusive of investment by and distributions to owners. Comprehensive loss includes net loss and other comprehensive income (loss) items. Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $2.4 million and $2.0 million for the three months ended September 30, 2000 and 2001. Total comprehensive loss, which is comprised of net loss and foreign currency translation adjustments, was $6.8 million and $14.7 million for the nine months ended September 30, 2000 and 2001, respectively.

6.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentration. Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and marketable securities. At December 31, 2000, three customers accounted for approximately 14%, 13% and 10% of total accounts receivable. At September 30, 2001, two customers accounted for approximately 12% and 11% of total accounts receivable. Three customers accounted for 19%, 13% and 10% of total revenue for the three months ended September 30, 2001. During the three months ended September 30, 2000, four customers accounted for 17%, 14%, 12% and 11% of total revenue. For the nine-month period ended September 30, 2001, three customers accounted for 17%, 11% and 11% of total revenue. Two

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

6. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (CONTINUED) customers accounted for 15% and 13% of total revenue for the nine months ended September 30, 2000.

7.  SEGMENT REPORTING

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information and operating segments in annual and interim financial statements and requires that enterprises report selected information about operating segments in financial reports to stockholders.

    The following table presents geographical revenue from sources in total and as a percent of total revenue for the three and nine months ended September 30, 2000 and 2001 (in thousands):

                                               THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                                     SEPTEMBER 30,
                                  --------------------------------------------      --------------------------------------------
                                         2000                     2001                     2000                     2001
                                  -------------------      -------------------      -------------------      -------------------
North America...................   $5,378       80%         $2,865       70%        $15,381       90%        $12,653       71%
Europe..........................    1,348       20%          1,218       30%          1,696       10%          5,138       29%
                                   ------      ---          ------      ---         -------      ---         -------      ---
                                   $6,726      100%         $4,083      100%        $17,077      100%        $17,791      100%
                                   ======      ===          ======      ===         =======      ===         =======      ===

8.  EXTRIO CORPORATION ACQUISITION

    In May 2001, the Company completed an acquisition of privately held Extrio Corporation. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Consideration was in the form of the Company's common stock and promissory notes. The first installment under the promissory notes in the amount of $293,000 was paid in July 2001. The second installment under the promissory notes in the amount of $250,000 was due in October 2001. In September 2001, the Company negotiated a payment agreement for the second note whereby the Company will pay five monthly cash payments of $48,000 starting on October 15, 2001 plus interest at 15% in satisfaction of the second installment under the promissory notes. The excess purchase price over the identifiable assets resulting from the acquisition will be amortized over an average of 2.5 years and was calculated as follows (in thousands):

Common Stock Issued (900,000 shares at $1.36/share).........  $1,224
Promissory Notes Issued.....................................     543
                                                              ------
Total Consideration.........................................   1,767
Capitalized future lease payments...........................     745
Professional service costs..................................     192
Deferred compensation.......................................      81
Other acquisition costs.....................................      20
Net Assets Acquired.........................................    (100)
                                                              ------
Intangible assets...........................................  $2,705
                                                              ======

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

8.  EXTRIO CORPORATION ACQUISITION (CONTINUED)
    Set forth below is unaudited pro forma combined results of operations of the Company and Extrio Corporation as if the Extrio acquisition had been completed at the beginning of 2001. The pro forma combined information set forth below is not necessarily indicative of the future results of operations or results of operations that would have been reported for the periods indicated had the Extrio acquisition been completed as of January 1, 2001 (amounts in thousands, except per share data).

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                            ------------------   -----------------
Net revenue...............................       $ 4,083              $ 19,933
Net loss..................................       $(2,012)             $(14,411)
                                                 -------              --------
Net loss per share--basic and diluted.....       $ (0.11)             $  (0.83)
                                                 -------              --------

9.  RESTRUCTURING CHARGE

    In June 2001 the Company's management formally adopted a plan to restructure the Company. The Company's management effected a corporate restructuring in order to match the Company's cost structure with the current revenue opportunity. The restructuring primarily affected the North America region's professional services group and the Company's general & administrative staff, however all regions were affected. In total, the Company laid-off 61 employees, worldwide during the three months ended June 30, 2001 that consisted of 41 professional service heads, 1 sales and marketing head and 19 general and administrative heads. The resulting charge taken during the three months ended June 30, 2001 was approximately $4.3 million. The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space.................  $1,260
Leasehold improvement write-off.............................   1,667
Employee severance..........................................     651
Furniture and equipment write-off...........................     229
European restructuring charges..............................     152
Discontinued marketing contracts............................     146
Lease buyout--furniture and equipment.......................      90
Other costs.................................................     150
                                                              ------
                                                              $4,345
                                                              ======

    At June 30, 2001 the Company recorded a restructuring obligation of approximately $2.0 million to cover future expected cash flows related to the restructuring charge incurred. In August 2001, the Company re-negotiated its lease at its corporate headquarters in Watertown, MA that resulted in a $413,000 decrease in the Company's expected obligation related to the abandoned office space. During the three months ended September 30, 2001, the Company terminated an additional 12 professional service heads, 2 sales and marketing heads and 8 general and administrative heads. These terminations primarily affected the Company's European operations. The following table represents cash outflows

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

9.  RESTRUCTURING CHARGE (CONTINUED)
and changes in management's assumptions related to future cash outflows made during the three months ended September 30, 2001:

                                                              RESTRUCTURING OBLIGATION
                                         ------------------------------------------------------------------
                                         JUNE 30, 2001    CASH PAYMENTS   ADJUSTMENTS   SEPTEMBER 30, 2001
                                         --------------   -------------   -----------   -------------------
Rent associated with abandoned office
  space................................      $1,260           $  --          $(413)           $  847
Employee severance.....................         402            (364)           264               302
Employee benefits......................          --             (95)            95                --
Discontinued marketing contracts.......         146            (138)            18                26
Other costs............................         150            (103)            36                83
                                             ------           -----          -----            ------
                                             $1,958           $(700)         $  --            $1,258
                                             ======           =====          =====            ======

    The Company expects all obligations related to this restructuring will be paid by December 31, 2002.

    As of September 30, 2001, the Company had substantially fulfilled its financial obligation under discontinued marketing contracts and other costs related to the restructuring charge. The cash obligations under severance arrangements will be satisfied by December 31, 2001. Under the Company's November 14, 2001 agreement to sell the North American consulting business, the Company will be released from the obligation to pay the $847,000 fee associated with the abandoned office space. No other amounts related to the restructuring charge have an impact on the cash requirements of the Company.

    The execution of this plan did not have a significant effect on the operational unit during the execution period; however, the restructuring has improved the Company's cash flows and operating results. As a result of this restructuring beginning in the fourth quarter of 2001, the Company expects to realize a reduction in the Company's quarterly expenses as summarized in the chart below:

EXPENSE CATEGORY
------------------------------------------------------------
Salaries, Wages and other employee related costs............  $1,600
Rent expense................................................     315
Depreciation................................................      60
Marketing programs..........................................     250
                                                              ------
                                                              $2,225
                                                              ======

    Restructuring charges related to the impairments of assets taken in the 2nd quarter of 2001 related to both intangible and tangible assets. During the second quarter, we evaluated the fair value of the Swedish and Danish subsidiaries using a discounted cash flow analysis based on forecasted results of operations related to those subsidiaries for 22 prospective quarters. The result of the discounted cash flow analysis for each subsidiary was impairments of the intangible assets on the balance sheet at June 30, 2001 of $2.1 million and $731 for the Swedish and Danish subsidiaries, respectively.

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

9.  RESTRUCTURING CHARGE (CONTINUED)
    Impairment of tangible assets was determined based on the fact that the Company abandoned approximately 36,000 square feet of office space in its corporate headquarters in June 2001. We determined that leasehold improvements and furniture of $1.7 million and $229, respectively on the balance sheet at June 30, 2001 related to the abandoned office space. We wrote-down those assets to zero in conjunction with our corporate restructuring implemented in that quarter therefore the loss is equal to the restructuring charge for those assets. Furniture related to the abandoned office space was disposed of in the 3rd quarter of 2001 with no realized gain.

10.  OTHER COMPENSATION EXPENSE

    During the nine months ended September 30, 2001, the Company recorded expenses of $858,000. Of this expense $707,000 related to the write-down of two notes receivable from officers of the Company. The notes totaling $870,000 were secured by approximately 217,500 shares of the Company's common stock and were due on July 21, 2001. The Company's sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares. The shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001. As of June 30, 2001 the value of the underlying stock was $163,000 that resulted in the $707,000 expense during the second quarter. As of July 2001, the value of the underlying stock was $113,000. Accordingly, the Company recorded additional other compensation expense of $50,000 during the three months ended September 30, 2001. The Company also recorded other compensation expense of $101,000 during the three months ended September 30, 2001 related to the write-down of a note receivable from a former officer to its net realizable value.

11.  NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and
No. 142, "Goodwill and Other Intangible Assets". These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002. At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement
No. 121, "Accounting for the

                             PRIMIX SOLUTIONS INC.

                               SEPTEMBER 30, 2001

11.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the financial statements and notes thereto contained herein and the risk factors contained in the section entitled "Certain Factors That May Affect Future Results" on page 16 of the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    As of September 30, 2001, the Company's total headcount was 184 compared to 243 as of September 30, 2000.

RESULTS OF OPERATIONS

REVENUE

    Professional services revenue decreased by $2.6 million to $4.1 million for the three months ended September 30, 2001 from $6.7 million for the comparable quarter in 2000. For the nine months ended September 30, 2001, total revenue increased by $714,000 to $17.8 million from $17.1 million for the comparable period in 2000. The increase is primarily attributed to the contribution of approximately $600,000 of revenue related to Extrio Corporation, acquired in May 2001. Annualized revenue per billable head was approximately $164,000 and $117,000 as of September 30, 2000 and 2001, respectively. Utilization rates for all consultants decreased by 7% to 55% for the three months ended September 30, 2001 from 62% for the comparable quarter in 2000. Billable headcount decreased from 171 at September 30, 2000 to 140 at September 30, 2001. The decrease in annualized revenue per billable head is due to lower utilization rates for the Company's consultants in all regions. In addition, bill rates were lower in Europe during the quarter ended September 30, 2001.

PROFESSIONAL SERVICES

    The cost of professional services consists primarily of compensation and benefits for employees engaged in the delivery of professional services as well as fees to third party consultants and non-reimbursable expenses related to client projects. Professional services expenses for the three months ended September 30, 2000 and 2001 were $4.5 million and $2.5 million, or 66% and 61% of revenue, respectively. For the nine months ended September 30, 2001, professional services expenses decreased to $10.2 million or 58% of revenue, from $11.4 million or 67% of revenue for the comparable period in 2000. The absolute dollar decrease is primarily due to decreased headcount as a result of the reduction measures taken as part of the Company's corporate restructuring (see "Restructuring Charge" below).

Professional services headcount decreased from 171 at September 30, 2000 to 140 at September 30, 2001. The Company expects professional services expenses to remain flat during the remainder of 2001 as the Company intends to support revenue growth through improved utilization rates for the remainder of the year.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and costs for advertising and marketing. Sales and marketing expenses decreased to $475,000, or 12% of revenue, for the three months ended September 30, 2001 from $1.5 million, or 23% of revenue, for the comparable prior year period. For the nine months ended September 30, 2001 sales and marketing expenses decreased to $2.7 million, or 15% of revenue, from $4.8 million, or 28% of revenue for the comparable period in 2000. The decrease is primarily related to termination of certain contracts related to marketing and promotion activities and reduced headcount in the marketing area as part of the Company's corporate restructuring. The Company expects sales and marketing expenses to remain relatively flat as a percentage of sales during the remainder of 2001.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and benefits for executive, finance, information technology, human resource, recruiting and administrative personnel, rent expense, professional fees, recruiting fees, and systems support costs. General and administrative expenses decreased to $1.8 million, or 43% of revenue, for the three months ended September 30, 2001 from $2.7 million, or 40% of revenue, for the comparable prior year period. For the nine months ended September 30, 2001, general and administrative expenses increased to $7.8 million, or 44% of revenue from $7.1 million, or 42% of revenue for the comparable period in 2000. The absolute dollar increases are primarily due to increased rent and outside professional service expenses incurred during 2001. General and administrative headcount decreased from 51 at September 30, 2000 to 44 at September 30, 2001. The Company expects general and administrative expenses to decrease as a percentage of revenue. The Company expects the current headcount in the general and administrative functions will be sufficient to support the Company's operations during the remainder of 2001.

RESTRUCTURING CHARGE

    In June 2001 the Company's management formally adopted a plan to restructure the Company. The Company's management effected a corporate restructuring in order to match the Company's cost structure with the current revenue opportunity. The restructuring primarily affected the North America region's professional services group and the Company's general & administrative staff, however all regions were affected. In total, the Company laid-off 61 employees, worldwide during the three months ended June 30, 2001 that consisted of 41 professional service heads, 1 sales and marketing head and 19 general and administrative heads. The resulting charge taken during the three months ended June 30,

2001 was approximately $4.3 million. The restructuring charge consisted of the following costs (in thousands):

Rent associated with abandoned office space.................  $1,260
Leasehold improvement write-off.............................   1,667
Employee severance..........................................     651
Furniture and equipment write-off...........................     229
European restructuring charges..............................     152
Discontinued marketing contracts............................     146
Lease buyout--furniture and equipment.......................      90
Other costs.................................................     150
                                                              ------
                                                              $4,345
                                                              ======

    At June 30, 2001 the Company recorded a restructuring obligation of approximately $2.0 million to cover future expected cash flows related to the restructuring charge incurred. In August 2001, the Company re-negotiated its lease at its corporate headquarters in Watertown, MA that resulted in a $413,000 decrease in the Company's expected obligation related to the abandoned office space. During the three months ended September 30, 2001, the Company terminated an additional 12 professional service heads, 2 sales and marketing heads and 8 general and administrative heads. These terminations primarily affected the Company's European operations. The following table represents cash outflows and changes in management's assumptions related to future cash outflows made during the three months ended September 30, 2001:

                                                                  RESTRUCTURING OBLIGATION
                                                     ---------------------------------------------------
                                                     JUNE 30,      CASH                   SEPTEMBER 30,
                                                       2001      PAYMENTS   ADJUSTMENTS        2001
                                                     ---------   --------   -----------   --------------
Rent associated with abandoned office space........   $1,260      $  --        $(413)         $  847
Employee severance.................................      402       (364)         264             302
Employee benefits..................................       --        (95)          95              --
Discontinued marketing contracts...................      146       (138)          18              26
Other costs........................................      150       (103)          36              83
                                                      ------      -----        -----          ------
                                                      $1,958      $(700)       $  --          $1,258
                                                      ======      =====        =====          ======

    The Company expects all material obligations related to this restructuring will be paid by December 31, 2002. As of September 30, 2001, the Company had substantially fulfilled its financial obligation under discontinued marketing contracts and other costs related to the restructuring charge. The cash obligations under severance arrangements will be satisfied by December 31, 2001. Under the Company's November 14, 2001 agreement to sell the North American consulting business, the Company will be released from the obligation to pay the $847,000 fee associated with the abandoned office space. No other amounts related to the restructuring charge have an impact on the cash requirements of the Company.

    The execution of this plan did not have a significant effect on the operational unit during the execution period; however, the restructuring has improved the Company's cash flows and operating results. As a result of this restructuring beginning in the fourth quarter of 2001, the Company expects to realize a reduction in the Company's quarterly expenses as summarized in the chart below:

                                                           ESTIMATED REDUCTION IN
EXPENSE CATEGORY                                             QUARTERLY EXPENSES
---------------------------------------------------------  ----------------------
Salaries, Wages and other employee related costs.........          $1,600
Rent expense.............................................             315
Depreciation.............................................              60
Marketing programs.......................................             250
                                                                   ------
                                                                   $2,225
                                                                   ======

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets for the three months ended September 30, 2001 increased to $626,000 from $341,000 for the comparable period in 2000. For the nine months ended September 30, 2001 amortization of intangible assets increased to $4.9 million from $635,000 for the comparable period in 2000. The Company evaluated the carrying value of its European subsidiaries during the quarter ended June 30, 2001 in response to the change in the macro-economic environment. Based on a five-year analysis of discounted cash flow for the Company's Swedish and Danish subsidiaries, the Company determined that valuations associated with those subsidiaries should be approximately
$1.0 million and $500,000 as of June 30, 2001, respectively. As a result, the Company recorded a $2.1 million and a $731,000 write-down of intangible assets associated with the Swedish and Danish subsidiaries, respectively. Excluding these adjustments to intangible assets, total amortization of intangible assets for the nine months ended September 30, 2001 was $2.0 million compared to $635,000 for the comparable period in 2000.

    Amortization of deferred compensation of $84,000 for the three months ended September 30, 2001 is attributable to the issuance of restricted common stock in connection with the acquisition of Primant AB on August 21, 2000. For the nine months ended September 30, 2001, amortization of deferred compensation was $355,000.

OTHER COMPENSATION EXPENSE

    During the three months ended September 30, 2001, the Company recorded expenses of $50,000 related to the tender of shares that previously collateralized two notes receivable from officers of the Company. The notes totaling $870,000 were secured by approximately 217,500 shares of the Company's common stock and were due on July 21, 2001. The Company's sole recourse on the principal amount under the notes was limited to the surrender value of the underlying shares. The shares supporting the notes were tendered as full satisfaction of the principal amounts due under the promissory notes in July 2001. As of June 30, 2001 the value of the underlying stock was $163,000. Accordingly, the Company recorded compensation expense of $707,000 to write-down of the notes receivable to their net realizable value as of June 30, 2001 during that quarter.

    During the three months ended September 30, 2001, the Company recorded expenses of $101,000 related to the write-down of a note receivable from a former employee to its net realizable value. The Company received payment of $175,000 in October 2001 in satisfaction of the $250,000 note receivable and $26,000 in accrued interest.

INTEREST EXPENSE

    Interest expense for the three months ended September 30, 2001 was $205,000 compared to interest income, net of expense, of $141,000 for the comparable period in the prior year. For the nine months ended September 30, 2001, interest expense was $188,000 compared to interest income, net of expense, of $613,000 for the comparable period in 2000. The decrease in interest income and increase in interest expense is primarily the result of a decline in the average combined daily balances of the Company's cash and cash equivalents and the increased usage of the Company's credit facility and the interest expense on the promissory note with a shareholder/officer.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities utilized approximately $5.7 million for the nine months ended September 30, 2001, resulting primarily from the net loss, an increase in other assets, a decrease in accrued expenses offset by a decrease in accounts receivable. At September 30, 2001, cash and cash equivalents totaled $584,000, a $4.2 million decrease from December 31, 2000.

    The Company's investing activities, which primarily consisted of purchases of certificates of deposit, purchases of computer equipment and leasehold improvements, utilized approximately $1.5 million for the nine months ended September 30, 2001 compared to $5.1 million of cash provided by investing activities for the nine months ended September 30, 2000.

    The Company's financing activities provided $2.9 million for the nine months ended September 30, 2001 and primarily consisted of proceeds from borrowings under the Company's working capital line of $1.2 million and proceeds from the sale of notes of $2.5 million. These proceeds were offset by principal payments on capital lease obligations related to furniture and fixtures for the Company's corporate headquarters of $446,000 and principal payments made on related party notes of $441,000. The Company had proceeds from the exercise of stock options and sale of stock of $744,000 for the nine months ended September 30, 2000.

    In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. In January 2000, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029. This note was collateralized by a mortgage on the officer's primary residence. In September 2001, the officer prepaid $150,000 in exchange for a release of the mortgage.

    In March 1999, the Company issued a promissory note in the amount of $75,000 to an officer. The promissory note was due on December 31, 2001 and bore interest at a rate of 6.75% per annum. On September 20, 1999, the $75,000 note was cancelled and a new promissory note totaling $250,000 was issued. The note bears interest at a rate of 7% per annum until September 30, 2002 when the interest rate will convert to the Prime rate plus two percentage points for the remainder of the term. The outstanding principal balance is payable quarterly in arrears in equal installments beginning on January 1, 2005. The note is due on September 30, 2029. In October 2001, the officer paid $175,000 in satisfaction of the note and $26,000 of accrued interest. The Company wrote-down the note to its net realizable value at September 30, 2001 (See "Other Compensation Expense").

    In July 2000, the Company issued a promissory note in the amount of $800,000 to an officer of the Company. The note was secured by a security interest in 200,000 shares of the Company's common stock owned by the officer. The note was payable on July 21, 2001 and bore interest at a rate of 7.508% per annum. The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company's common stock at June 30, 2001 and further recorded compensation expense associated with the tender of shares on July 21, 2001 in satisfaction of the note during the three months ended September 30, 2001 (see "Other Compensation Expense").

    In July 2000, the Company issued a promissory note in the amount of $70,000 to an officer of the Company. The note was secured by a security interest in 17,500 shares of the Company's common stock owned by the officer. The note was payable on July 25, 2001 and bore interest at a rate of 7.508% per annum. The Company recorded compensation expense during the three months ended June 30, 2001 related to the write-down of notes receivable to the underlying value of the Company's common stock at June 30, 2001 and further recorded compensation expense associated with the tender of shares on July 25, 2001 in satisfaction of the note during the three months ended September 30, 2001 (see "Other Compensation Expense").

    In July 2001, the Company closed a bridge financing in the amount of $2.5 million with a shareholder/officer. The promissory note is due on January 1, 2002 and bears an interest at a rate of 15% per annum. In the event the Company consummates additional capital-raising financings involving the issuance of securities, the notes are convertible, at the option of the shareholder/officer, into the applicable security, at a 10% discount to the terms of any such financing. The note is subordinate to the Company's working capital line of credit.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and
No. 142, "Goodwill and Other Intangible Assets". These standard, are among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002. At this time, these new pronouncements do not have a material affect on the statement of position or results of operations of the Company.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

Dated: November 14, 2001

                                                            PRIMIX SOLUTIONS INC.

                                                                       /s/ DAVID W. CHAPMAN
                                                            -----------------------------------------
                                                                         David W. Chapman
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                   PRINCIPAL FINANCIAL OFFICER

                                [ANDERSEN LOGO]

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the inclusion in the proxy statement of our report dated April 16, 2001 (except with respect to the matter discussed in Note 1, as to which the date June 19, 2001) (and to all
references to our Firm), included in the Annual Report on    Form 10-K/A of
Primix Solutions Inc., for the year ended December 31, 2000. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 2000 or performed any audit procedures subsequent to the date of our report.

Boston, Massachusetts
November 16, 2001